Form 10-Q
period 1996-03-31
LITTLE FALLS BANCORP INC
filed 1996-05-15
CIK 1001427

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

                         Commission file number 0-27010

                          LITTLE FALLS BANCORP, INC.
            (Exact name of registrant as specified in its charter)

           New Jersey                             22-3402073
(State or other jurisdiction           (I.R.S. employer identification no.)
 of incorporation or organization)

86 Main Street, Little Falls, New Jersey                         07424
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code    (201) 256-6100

                                       N/A
               Former name, former address and former fiscal year,
                         if changed since last report.

     Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date May 10, 1996.

             Class                                             Outstanding
$.10 par value common stock                                  3,041,750 shares

                           LITTLE FALLS BANCORP, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1996

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------
PART I - CONSOLIDATED FINANCIAL INFORMATION OF LITTLE FALLS
          BANCORP, INC.

Item 1.     Financial Statements                                             1
Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              6

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                               12
Item 2.     Changes in Securities                                           12
Item 3.     Defaults upon Senior Securities                                 12
Item 4.     Submission of Matters to a Vote of Security Holders             12
Item 5.     Other Materially Important Events                               12
Item 6.     Exhibits and Reports on Form 8-K                                13

SIGNATURES

                           LITTLE FALLS BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                        March 31,    December 31,
                                                          1996           1995*
                                                    ------------    ------------
ASSETS
Cash and due from banks .........................   $  4,457,832    $  2,518,055
Interest-bearing deposits in other banks ........      7,078,227      11,101,033
Federal funds sold ..............................      6,000,000      39,800,000
                                                    ------------    ------------
     Total cash and cash equivalents ............     17,536,059      53,419,088
Investment securities held-to-maturity net
  (estimated fair values $34,767,000 (1996)
  and $29,856,000 (1995)) .......................     34,988,517      29,999,470
Mortgage-backed securities held to maturity, net
  (estimated fair values $122,994,000 (1996)
  and $118,842,000 (1995)) ......................    122,128,471     118,020,300
Loans receivable, net ...........................     98,133,554      96,229,678
Premises and equipment, net .....................      2,793,682       2,789,468
Investment in real estate, net ..................        544,251         546,786
Foreclosed real estate, net .....................      1,717,506       1,500,825
Interest receivable, net ........................      1,831,035       1,717,349
Federal Home Loan Bank of New York stock, at cost      1,395,200       1,395,200
Excess of cost over assets acquired .............      3,487,603       3,577,800
Other assets ....................................      1,007,797       1,158,999
                                                    ------------    ------------
      TOTAL ASSETS ..............................   $285,563,675    $310,354,963
                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits ......................................   $240,553,508    $247,851,373
  Advances by borrowers for taxes ...............        720,361         701,773
  Stock subscriptions payable ...................             --      44,831,296
  Accounts payable and other liabilities ........        827,548         747,298
                                                    ------------    ------------
      Total liabilities .........................   $242,101,417    $294,131,740
                                                    ------------    ------------
Stockholders' Equity:
  Retained earnings-substantially restricted ....             --      16,327,286
  Preferred stock; 5,000,000 authorized shares;
    none outstanding ............................             --              --
  Common stock, par value $.10; 10,000,000
     authorized shares; 3,041,750 issued
     and outstanding ............................        304,175              --
  Additional paid-in-capital ....................     28,985,673              --
  Retained earnings .............................     16,588,203              --
  Unearned ESOP shares ..........................     (2,311,730)             --
  Minimum pension liability net of deferred taxes       (104,063)       (104,063)
                                                    ------------    ------------
      Total stockholders' equity ................   $ 43,462,258    $ 16,223,223
                                                    ------------    ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $285,563,675    $310,354,963
                                                    ============    ============

- ---------------------

* The consolidated balance sheet at December 31, 1995 has been taken from the audited balance sheet at that date.

See notes to unaudited consolidated financial statements.

                          LITTLE FALLS BANCORP, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                       For Three Months
                                                        Ended March 31,
                                                      1996            1995
                                                  -----------    -----------
Interest income:
  Loans receivable ............................   $ 1,904,823    $ 1,940,528
  Mortgage backed securities ..................     2,084,510        802,906
  Investment securities and other interest
    earning assets ............................       721,462        493,804
                                                  -----------    -----------
      Total interest income ...................     4,710,795      3,237,238
                                                  -----------    -----------
Interest expense:
  Deposits ....................................     2,912,296      1,998,381
                                                  -----------    -----------
Net interest income ...........................     1,798,499      1,238,857
Provision for loan losses .....................        30,000             --
                                                  -----------    -----------
     Net interest income after provision for
       loan losses ............................     1,768,499      1,238,857
                                                  -----------    -----------
Non-interest income
  Income (expense) on foreclosed real estate...        18,777         (4,580)
  Other .......................................        53,308         34,291
                                                  -----------    -----------
     Total non-interest income ................        72,085         29,711
                                                  -----------    -----------
Non-interest expense:
  Compensation and employee benefits ..........       704,070        369,941
  Occupancy, net ..............................       115,241         43,140
  Equipment ...................................       111,860         58,861
  Deposit insurance premiums ..................       109,205        106,500
  Amortization of intangibles .................        90,197             --
  Other .......................................       315,588        140,943
                                                  -----------    -----------
     Total non-interest expense ...............     1,446,161        719,385
                                                  -----------    -----------
     Income before provision for income
        taxes .................................       394,423        549,183
Provision for income taxes ....................       133,507        181,231
                                                  -----------    -----------
      Net income ..............................   $   260,916    $   367,952
                                                  ===========    ===========

Weighted average number of common shares
  outstanding .................................     2,804,494            N/A
Earnings per share ............................   $       .09            N/A




See notes to unaudited consolidated financial statements.

                           LITTLE FALLS BANCORP, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        For the Three Months
                                                                                            Ended March 31,
                                                                                        1996            1995
                                                                                   ------------    ------------

Cash flows from operating activities:
  Net income ...................................................................   $    260,916    $    367,952
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation ...............................................................         36,915          24,120
    Provision for loan losses ..................................................         30,000              --
    Amortization of intangibles ................................................         90,197              --
    Amortization (accretion) of deferred fees, premiums and discounts, net......         25,932          10,922
    Amortization of unearned ESOP shares .......................................        133,958              --
    Gain on sale of foreclosed real estate .....................................        (35,316)             --
    Decrease (increase) in other assets ........................................       (271,428)        (91,056)
    (Increase) decrease in interest receivable, net ............................       (113,682)          1,059
    Increase (decrease) in interest payable ....................................        102,203          73,861
    Increase (decrease) in accounts payable and other liabilities...............         80,250         249,212
                                                                                   ------------    ------------
      Net cash provided by operating activities ................................        339,945         636,070
                                                                                   ------------    ------------
 Cash flows from investing activities:
    Purchase of mortgage-backed securities held to maturity....................     (10,190,780)             --
    Principal collections on mortgage-backed securities held to maturity.......       6,047,630       1,063,062
    Net (increase) decrease in loans receivable ................................     (2,222,607)        415,371
    Purchase of investments held to maturity ...................................     (5,000,000)             --
    Purchases of premises and equipment ........................................        (38,594)         (2,508)
    Proceeds from sale of foreclosed real estate ...............................        127,363              --
    Redemption of Federal Home Loan Bank of New York stock .....................             --         116,100
                                                                                   ------------    ------------
      Net cash provided by (used in) operating activities......................     (11,276,988)      1,592,025
                                                                                   ------------    ------------
Cash flows from financing activities:
   Net increase (decrease) in deposits .........................................     (4,540,610)      2,251,281
   Increase in advances from borrowers .........................................         18,588          24,994
   Refund of oversubscribed stock subscription .................................    (19,706,653)             --
   Costs of issuance of common stock ...........................................       (717,311)             --
                                                                                   ------------    ------------
     Net cash  provided  by (used in)  financing  activities....................    (24,945,986)      2,276,275
                                                                                   ------------    ------------
     Increase (decrease) in cash and cash equivalents...........................    (35,883,029)      4,504,370
Cash and cash equivalents:
  Beginning of period ..........................................................     53,419,088       4,065,128
                                                                                   ------------    ------------
  End of period ................................................................   $ 17,536,059    $  8,569,498
                                                                                   ============    ============
Supplemental disclosures:
Cash paid during the year for:
  Interest .....................................................................   $  2,810,094    $  1,924,520
  Income taxes .................................................................   $         --    $     54,839
Loans receivable transferred to foreclosed real estate .........................   $    308,728    $         --
Issuance of common stock:
  Deposits used for stock purchase .............................................   $  2,859,458    $         --
  Stock subscriptions used for stock purchase ..................................   $ 25,124,642    $         --
  Deferred costs ...............................................................   $   (422,630)   $         --


See notes to unaudited consolidated financial statements.

                           LITTLE FALLS BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements as of and for the three month period ended March 31, 1996 include the accounts of Little Falls Bancorp, Inc. (the "Company") and its subsidiary, Little Falls Bank (the "Bank") which, as discussed in Note 3, became the wholly owned subsidiary of the Company on January 5, 1996. The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

      The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

NOTE 3 - CONVERSION FROM MUTUAL SAVINGS BANK TO STOCK SAVINGS BANK AND FORMATION OF SAVINGS AND LOAN HOLDING COMPANY

      On January 5, 1996, the Bank consummated its conversion from a federally chartered mutual savings bank to a stock savings bank pursuant to a Plan of Conversion (the "Conversion") via the issuance of common stock. In connection with the Conversion, the Company sold 3,041,750 shares of common stock which, after giving effect to offering expenses of $1.1 million and 243,340 shares issued to the Bank's Employee Stock Ownership Plan ("ESOP"), resulted in net proceeds of $26.8 million. Pursuant to the Conversion, the Bank transferred all of its outstanding shares to a newly organized holding company, Little Falls Bancorp, Inc., in exchange for 50% of the net proceeds.

      Upon consummation of the Conversion, the preexisting liquidation rights of the depositors of the Bank were unchanged. Specifically, such rights were retained and will be accounted for by the Bank for the benefit of such depositors in proportion to their liquidation interests as of the eligibility and supplemental eligibility record dates as required by Office of Thrift Supervision ("OTS") regulations.

NOTE 4 - EARNINGS PER SHARE

      Earnings per share for the three month period ended March 31, 1996 are calculated by dividing the net earnings for the period from January 1, 1996 (the beginning of the Company's fiscal year) to March 31, 1996 of $260,916 by the weighted average number of shares outstanding during that same period (as if the conversion had taken place on January 1, 1996) of 2,804,494 shares. The weighted average number of common shares outstanding is adjusted for the unallocated portion of shares held by the ESOP. Earnings per share is not presented for the 1995 period as the Bank was a mutual savings bank at that time and no common stock was outstanding.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

      Effective January 1, 1995, the Bank adopted FASB Statement Nos. 114, "Accounting by Creditors for Impairment of a Loan" and 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." The provision of these statements are applicable to all loans, uncollateralized as well as collateralized, except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and loans that are measured at fair value or at the lower of cost or fair value. Additionally, such provisions apply to all loans that are renegotiated in troubled debt restructurings involving a modification of terms.

      Statement No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent, except that loans renegotiated as part of a troubled debt restructuring subsequent to the adoption of Statement Nos. 114 and 118 must be measured for impairment by discounting the total expected cash flow under the renegotiated terms at each loan's original effective interest rate.

      A loan evaluated for impairment pursuant to Statement No. 114 is deemed to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. An insignificant payment delay, which is defined by the Bank as up to ninety days, will not cause a loan to be classified as impaired. A loan is not impaired during the period of delay in payment if the Bank expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay. Thus, a demand loan or other loan with no stated maturity is not impaired if the Bank expects to collect all amounts due, including interest accrued at the contractual interest rate, during the period the loan is outstanding. All loans identified as impaired are evaluated independently. The Bank does not aggregate such loans for evaluation purposes.

     The adoption of Statement Nos. 114 and 118 did not have a material adverse impact on financial condition or operations.

     Payments   received  on  impaired  loans  are  applied  first  to  interest receivable and then to principal.

                           LITTLE FALLS BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The Company is a New Jersey corporation organized in August 1995 at the direction of the Board of Directors of the Bank to acquire all of the capital stock of the Bank issued in the Conversion. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments.

      The Bank is a federally chartered stock savings bank headquartered in Little Falls, New Jersey. The Bank was founded in 1887 and its deposits are federally insured by the Savings Association Insurance Fund ("SAIF") and the Bank is a member of the Federal Home Loan Bank ("FHLB") System. The Bank is a community oriented, full service retail savings institution offering traditional mortgage loan products. It is the Bank's intent to remain an independent community savings bank serving the local banking needs of its community.

      The Bank attracts deposits from the general public and has historically used such deposits primarily to originate loans secured by first mortgages on owner-occupied one- to four-family residences in its market area and to purchase mortgage-backed securities. The Bank also originates a limited number of commercial real estate, residential construction, and consumer loans, which mainly consist of home equity lines of credit.

      The largest components of the Bank's net income are net interest income, which is the difference between interest income and interest expense, and noninterest income derived primarily from fees. Consequently, the Bank's earnings are dependent on its ability to originate loans, net interest income, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Bank's net income is also affected by its provision for loan losses and foreclosed real estate as well as the amount of non-interest expenses, such as compensation and benefit expense, occupancy and equipment expense and deposit insurance premium expenses. Earnings of the Bank also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. The current disparity in premiums paid by Bank Insurance Fund ("BIF") and SAIF insured institutions may also adversely impact the Bank in the future. See "Item 5" herein.

Comparison of Financial Condition

      Total assets decreased by $24.8 million to $285.6 million at March 31, 1996, from $310.4 million at December 31, 1995. Net loans increased by $1.9 million to $98.1 million due in most part to $4.6 million of loan originations offset somewhat by loan repayments. Mortgage-backed securities increased by $4.1 million due to the purchase of $10.1 million of adjustable rate securities offset by payments received. Investment securities increased by $5.0 million as a result of the purchase of $5.0 million of new securities. Total cash and cash equivalents decreased by $35.6 million primarily due to the $10.1 million and $5.0 million of purchases of mortgage-backed securities as the Company invested proceeds from the Conversion and investment securities and the refund of $19.7 million of oversubscribed stock subscriptions.

      Total deposits decreased by $7.4 million to $240.3 million at March 31, 1996, due in part to $2.8 million being used for the purchase of stock in the Conversion.

      Total stockholders' equity increased $27.2 million primarily due to the completion of the Conversion and, to a much lesser extent, earnings during the quarter.

Non-performing Assets

      The following table sets forth information regarding  non-performing loans
and  real  estate  owned.  During  the  periods  indicated,   the  Bank  had  no
restructured loans within the meaning of SFAS No. 15.

                                                 At              At
                                           March 31, 1996  December 31, 1995
                                               (Dollars in Thousands)

Total non-performing loans .................   $2,748          $2,447
Real estate owned ..........................    1,718           1,501
                                               ------          ------
Total non-performing assets ................   $4,466          $3,948
                                               ======          ======
Total non-performing loans to net loans.....     2.80%           2.54%
                                               ======          ======
Total non-performing loans to total assets..     0.96%           0.79%
                                               ======          ======
Total non-performing assets to total assets.     1.56%           1.26%
                                               ======          ======


      During the quarter ended March 31, 1996, non-performing assets increased by $518,000. The increase was primarily due to nine 1-4 family home loans totaling $986,000, becoming more than 90 days delinquent, offset by four 1-4 family home loans totaling $388,000 coming off the non-performing list due to payments received during the quarter. Real estate owned increased by $217,000 due to the foreclosure on two 1-4 family homes totaling $307,000 offset by the sale of a 1-4 family property of $90,000. The two loans which were foreclosed were previously non-performing loans, and therefore did not effect the non-performing totals.

Comparison of Earnings for the Three Months Ended March 31, 1996 and 1995

      Net Income. Net income for the three months ended March 31, 1996 decreased $107,000 or 29.1% over the same period ended March 31, 1995. This decrease was due primarily to increases in non-interest expense of $727,000 and interest expense of $914,000, offset somewhat by an increase in interest income of $1.5 million.

      Total Interest Income. Interest income increased by $1.5 million, or 45.5% due to an increase in the average balance of total interest earning assets (primarily investment and mortgage-backed securities) of $91.6 million for the quarter ended March 31, 1996 compared to March 31, 1995. The increase in the average balance of interest earning assets was primarily due to the funds received for the purchase of three branches and their deposits in December 1995 of $50.8 million, and the conversion to stock form in January 1996 which raised $26.8 million. The increase in interest earning assets was offset somewhat by a decrease in the average rates earned on interest earning assets. For the three months ended March 31, 1996, the average rate earned on interest earning assets decreased by 16 basis points to 6.78% from 6.94% for the same period one year ago. This decrease was due in part to a change in the composition of average interest earning assets. For the three months ended March 31, 1996, loans made up 35.3% of the average of all interest earning assets, down from 50.1% for the three months ended March 31, 1995. Conversely, mortgage-backed securities made up 44.2% of the average interest earning assets for the three months ended March 31, 1996, up from 28.1% for the three months ended March 31, 1995. In general, mortgage-backed securities, because they are guaranteed as to principal and interest, have a lower yield than loans.

      Total Interest Expense. Interest expense increased $914,000 or 45.7% due to an increase in the average balance of deposits of $66.1 million at March 31, 1996 compared to one year ago. The average balances increased by $22.2 million, $29.7 million and $14.2 million for savings accounts, certificates and demand deposit accounts, respectively. These increases were due primarily to the purchase of three branch offices previously mentioned. The cost of deposits increased by 20 basis points to 4.82% for the three months ended March 31, 1996, as compared to 4.60% for the three months ended March 31, 1995. The increase was primarily due to a general increase in market rates, offset somewhat by the acquisition in December 1995 of three branches, including deposits, from a commercial bank. The average rates paid on the deposits in these branches were significantly lower than the average rates paid on the Bank's other branch deposits.

      Net Interest Income. Net interest income increased $560,000 due in most part to the investment of $26.8 million received from the stock conversion in loans, investment and mortgage-backed securities. Furthermore, as previously discussed, the increase in interest earning assets was offset by a decrease in the average rate earned on those assets, while the average balance and the rate paid on the deposits increased. The Company's interest rate spread decreased by 36 basis points to 1.97% for the quarter ended March 31, 1996 as compared to 2.33% for the same period one year ago.

      Provision for Loan Losses. The provision for loan losses increased $30,000 due to primarily to an increase in the Bank's nonperforming assets. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Bank's loan portfolio. Such evaluation, which includes a review of certain loans of which full collectibility of interest and principal may not be reasonably assured, considers the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions.

      As a result of the declines in regional real estate market values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of the institution by the FDIC, OTS or other federal or state regulators. Results of recent examinations indicate that these regulators may be applying more conservative criteria in evaluating real estate market values, requiring significantly increased provisions for potential loan losses. While the Bank believes it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to significantly increase its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings or that the Bank may not have to increase its level of loan loss allowance in the future.

      Management will continue to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

      An analysis of the allowance for loan losses follows:

                                          Quarter Ended March 31
                                           1996            1995
                                         --------       ---------
Balance - beginning                       958,149       1,169,058
Provisions charged to operations           30,000              --
Loans charged off, net of recoveries      (57,202)       (257,351)
                                         --------        --------
Balance-ending..................        $ 930,947       $ 911,707
                                         ========        ========


      Impaired loans and related amounts recorded in the allowance for loan losses at March 31, 1996 are summarized as follows (in thousands):

Recorded investment in impaired loans:

      With recorded allowances............           $1,626
      Without recorded allowances.........              116
                                                     ------

  Total impaired loans....................            1,742
Related allowance for loan losses.........              245
                                                    -------
  Net impaired loans......................          $ 1,497
                                                     ======


      Non-interest Income. Non-interest income increased $42,000 primarily due to a $35,000 gain during the three months ended March 31, 1996 on the sale of a property which was formerly held as real estate owned. Such sale was not present during the same period in 1995.

      Non-interest Expense. Non-interest expense increased $727,000 due primarily to increased costs resulting from the purchase of three branch offices and their accompanying deposits in December, 1995, and therefore are not reflected  in  the  March  31,  1995  figures.  These  increased  costs  include compensation and employee benefits, occupancy and equipment, and the amortization of goodwill. In addition, there were some one-time costs associated with new services being offered by the Bank which were recorded in the quarter ended March 31, 1996. The increase was also due to the expense connected with the amortization of the unearned ESOP shares. For the three months ended March 31, 1996, this expense was $134,000. There was no such expense during the three months ended March 31, 1995.

      Income Tax Expense. Income tax expense decreased by $48,000, or 26.3% to $134,000, due to the decrease in pre-tax income for the three months ended March 31, 1996 compared with the same period one year earlier.

Liquidity and Capital Resources

      On March 31, 1996, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                  Amount   Percent
                                                --------   -------
                                               (In thousands)

Tangible capital..........................      $ 25,104     8.90%
Tangible capital requirement..............         4,230     1.50
                                                --------     ----
Excess over requirement...................      $ 20,874     7.40%
                                                ========     ====

Core capital..............................      $ 25,104     8.90%
Core capital requirement..................         8,460     3.00
                                                --------     ----
Excess over requirement...................      $ 16,644     5.90%
                                                ========     ====

Risk based capital........................      $ 25,491     29.95%
Risk based capital requirement............         6,810     8.00
                                                --------     ----
Excess over requirement...................      $ 18,681     21.95%
                                                ========     =====

      Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

      The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary sources of funds are deposits and scheduled amortization and prepayment of loan and mortgage-backed principal. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank is currently able to fund its operations internally. Additionally, sources of funds include the ability to utilize Federal Home Loan Bank of New York advances and the ability to borrow against mortgage-backed and investment securities. As of March 31, 1996, the Bank had no such borrowed funds. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

      The Bank anticipates that it will have sufficient funds available to meet its current commitments. As of March 31, 1996, the Bank had mortgage commitments to fund loans of $5.2 million. Also, at March 31, 1996, there were commitments on unused lines of credit relating to home equity loans of $2.4 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1996 totaled $96.6 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Bank. As a result, no adverse liquidity effects are expected.

      The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short term borrowings. Short term liquid assets must consist of not less than 1% of such accounts and borrowings, which amount is also included within the 5% requirement. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank has maintained liquidity in excess of regulatory requirements.

Impact of Inflation and Changing Prices

      The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are financial. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Key Operating Ratios

                                                 Three Months Ended
                                                       March 31,
                                                1996(1)         1995(1)
                                               --------        --------
                                              (Dollars in Thousands)
                                                     (Unaudited)

Earnings per common share (2) (3) ...          $0.09             N/A

Return on average assets ............           0.36%           %0.76

Return on average equity.............           2.41%            9.44%

Interest rate spread ................           1.97%            2.33%

Net interest margin .................           2.67%            2.62%

Noninterest expense to average assets           1.97%            1.50%

Net charge-offs to average
outstanding loans ...................           0.03%            0.06%

Nonaccrual and 90 days past due loans       $  2,748          $ 2,969

Repossessed real estate .............          1,718            1,765
                                             -------           ------

     Total nonperforming assets             $  4,466          $ 4,734

Allowance for credit losses
  to nonperforming assets ...........          20.85%           16.91%

Nonperforming loans to total loans ..           2.80%            3.15%

Nonperforming assets to total assets            1.56%           %2.42%

Tangible book value per share .......         $13.14(4)           N/A(2)


- ----------------
(1)  The ratios for the three-month period are annualized.

(2) There were no shares outstanding prior to the completion of the Company's initial public offering on January 5, 1996.


(3) The average number of shares outstanding during the three months ended March 31, 1996 was 2,804,494.

(4) The number of shares issued and outstanding as of March 31, 1996, was 3,041,750.

                   LITTLE FALLS BANCORP, INC. AND SUBSIDIARY

                                    PART II

ITEM 1.     LEGAL PROCEEDINGS

            Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 1996. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.     CHANGES IN SECURITIES

            Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.

ITEM 5.     OTHER MATERIALLY IMPORTANT EVENTS

            Potential One-Time Assessment. Current regulations require the Bank to pay an insurance premium to the Federal Deposit Insurance Corporation ("FDIC") between .23% to .31% of its total deposits. In August, 1995, the FDIC announced that it will lower the insurance premium for members of the BIF, primarily commercial banks, to a range of between 0.04% and 0.31% of deposits, with the result that most commercial banks will pay the lowest rate of 0.04%. This reduction in insurance premiums for BIF members could place SAIF members, primarily savings associations, such as the Bank, at a material competitive disadvantage to BIF members and, for the reasons set forth below, could have a material adverse effect on the results of operations and financial condition of the Bank in future periods.

            The disparity in insurance premiums between those required for the Bank and BIF members could allow BIF members to attract and retain deposits at a lower effective cost than that possible for the Bank and put competitive pressure on the Bank to raise its interest rates paid on deposits thus increasing its cost of funds and possibly reducing net interest income. The resultant competitive disadvantage could result in the Bank losing deposits to BIF members who have a lower cost of funds and are therefore able to pay higher rates of interest on deposits. Although the Bank has other sources of funds, these other sources may have higher costs than those of deposits.

            Several alternatives to mitigate the effect of the BIF/SAIF insurance premium disparity have recently been proposed by the U.S. Congress, federal regulators, industry lobbyists and the Administration. One plan that has gained support of several sponsors would require all SAIF member institutions, including the Bank, to pay a one-time fee of up to 85 basis points on the amount of deposits held by the member institution to recapitalize the SAIF. If this proposal is enacted by Congress, the effect would be to immediately reduce the capital of the SAIF-member institutions by the amount of the fee, and such amount would be immediately charged to earnings, unless the institutions are permitted to amortize the expense of the fee over a period of years. Management of the Bank is unable to predict whether this proposal or any similar proposal will be enacted or whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  None.

            (b)   Reports on Form 8-K

                  On January 5, 1996, the Company filed an Form 8-K with the SEC announcing the completion of the Bank's mutual to stock conversion.

                    LITTLE FALLS BANCORP, INC. AND SUBSIDIARY

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         LITTLE FALLS BANCORP, INC.

Date: May 15, 1996            By:/s/John P. Pullara
                              ---------------------
                              John P. Pullara
                              President and Chief Executive Officer
                              (Principal Executive Officer)

Date: May 15, 1996            By:/s/Richard Capone
                              ---------------------
                              Richard Capone
                              Senior Vice President and
                              Chief Financial Officer
                              (Principal Officer)