Form 10-Q
period 1996-06-30
LITTLE FALLS BANCORP INC
filed 1996-08-13
CIK 1001427

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________  to  _________________

                    Commission file number     0-27010

                           LITTLE FALLS BANCORP, INC.
            (Exact name of registrant as specified in its charter)


           New Jersey                                   22-3402073
(State or other jurisdiction                         (I.R.S. employer
of incorporation or organization)                  identification number)

86 Main Street, Little Falls, New Jersey                    07424
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code    (201) 256-6100

                                      N/A
              Former name, former address and former fiscal year,
                         if changed since last report.

      Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                   Yes X       No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date August 9, 1996.

        Class                                                  Outstanding
$.10 par value common stock                                  3,041,750 shares

                          LITTLE FALLS BANCORP, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996

                                     INDEX

                                                                         Page
                                                                        Number

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

SIGNATURES

                          LITTLE FALLS BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                                        June 30,    December 31,
                                                          1996           1995*
ASSETS
Cash and due from banks..............................  $3,295,717  $  2,518,055
Interest-bearing deposits in other banks.............   3,026,717    11,101,033
Federal funds sold...................................   3,000,000    39,800,000
                                                       -----------  -----------
     Total cash and cash equivalents.................   9,322,434    53,419,088
Investment securities held-to-maturity net
  (estimated fair values $29,930,000 (1996)
  and $29,856,000 (1995))............................  30,376,334    29,999,470
Mortgage-backed securities held to maturity, net
  (estimated fair values $120,140,000 (1996)
  and $118,842,000 (1995))...........................  120,969,670  118,020,300
Loans receivable, net................................  108,423,348   96,229,678
Premises and equipment, net..........................    2,811,498    2,789,468
Investment in real estate, net.......................      541,716      546,786
Foreclosed real estate, net..........................    1,635,606    1,500,825
Interest receivable, net.............................    1,820,049    1,717,349
Federal Home Loan Bank of New York stock, at cost....    2,108,139    1,395,200
Excess of cost over assets acquired..................    3,397,410    3,577,800
Other assets.........................................      825,922    1,158,999
                                                       -----------  -----------
      TOTAL ASSETS................................... $282,232,126 $310,354,963
                                                       ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits........................................... $237,515,245 $247,851,373
  Advances by borrowers for taxes....................           --      701,773
  Stock subscriptions payable........................           --   44,831,296
  Accounts payable and other liabilities.............      828,216      747,298
  Dividends payable..................................       76,044           --
                                                       -----------  -----------
      Total liabilities..............................  238,419,505 $294,131,740
                                                       -----------  -----------
Stockholders' Equity:
  Preferred stock; 5,000,000 authorized shares;
    none outstanding.................................           --           --
  Common stock, par value $.10; 10,000,000
     authorized shares; 3,041,750 issued
     and outstanding................................  .    304,175           --
  Additional paid-in-capital.........................   28,978,048           --
  Retained earnings..................................   16,986,748   16,327,286
  Unearned ESOP shares...............................   (2,352,287)          --
  Minimum pension liability net of deferred taxes....     (104,063)    (104,063)
                                                       -----------  -----------
      Total stockholders' equity.....................   43,812,621   16,223,223
                                                       -----------  -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..... $282,232,126 $310,354,963
                                                       ===========  ===========

- ---------------------
* The consolidated balance sheet at December 31, 1995 has been taken from the audited balance sheet at that date.

See notes to unaudited consolidated financial statements.

                          LITTLE FALLS BANCORP, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME




                                  For the Three Months     For the Six Months
                                     Ended June 30,         Ended June 30,
                                ---------------------- ------------------------
                                   1996       1995         1996         1995
Interest income:
  Loans receivable............  $2,003,363  $1,827,970 $3,908,187    $3,768,498

  Mortgage backed securities..   1,973,706    854,452   4,058,215     1,657,358
  Investment securities and
    other interest earning
    assets....................     693,180    478,834   1,414,642       972,638
                                 ---------  ---------   ---------     ---------
      Total interest income...   4,670,249  3,161,256   9,381,044     6,398,494
                                 ---------  ---------   ---------     ---------
Interest expense:
  Deposits....................   2,751,379  2,266,535   5,663,675     4,264,916
                                 ---------  ---------   ---------     ---------
Net interest income ..........   1,918,870    894,721   3,717,369     2,133,578
Provision for loan losses.....          --    284,726      30,000       284,726
     Net interest income after
      provision for loan losses  1,918,870    609,995   3,687,369     1,848,852
Non-interest income
  Income (expense) on
    foreclosed real estate....       1,882       (186)     20,659        (4,766)
  Other.......................      81,532     37,429     134,840        71,720
                                 ---------  ---------   ---------     ---------
     Total non-interest income      83,414     37,243     155,499        66,954
                                 ---------  ---------   ---------     ---------
Non-interest expense:
  Compensation and employee
    benefit                        595,401    411,438   1,210,165       781,379
  Occupancy, net..............      94,592     41,585     209,833        84,725
  Equipment...................      82,082     61,074     193,942       119,935
  Deposit insurance premiums..     136,234    106,500     245,439       213,000
  Amortization of intangibles.      90,197         --     180,390            --
  Other.......................     298,502    374,378     614,094       515,321
                                 ---------  ---------   ---------     ---------
     Total non-interest expense  1,297,008    994,975   2,653,863     1,714,360
                                 ---------  ---------   ---------     ---------
     Income (loss) before
      provision for income
       taxes..................     705,276   (347,737)  1,189,005       201,446

Provision (benefit) for income
  taxes.......................     282,149   (121,153)    453,500        60,078
                                 ---------  ---------   ---------     ---------
      Net income..............     423,127   (226,584)    735,505       141,368
                                 =========  =========   =========     =========

Weighted average number of
  common shares outstanding...   2,804,494        N/A   2,802,466           N/A


Earnings per share............        0.15        N/A        0.26           N/A


See notes to unaudited consolidated financial statements.

                          LITTLE FALLS BANCORP, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                           For the Six Months
                                                             Ended June 30,
                                                         ---------------------
                                                          1996          1995
                                                         --------     --------

Cash flows from operating activities:
  Net income.......................................     $735,505       $141,368
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation...................................       73,830         46,243
    Provision for loan losses......................       30,000        284,726
    Amortization of intangibles....................      180,390             --
    Amortization (accretion) of deferred fees,
     premiums and discounts, net...................       40,350         32,650
    Amortization of unearned ESOP shares...........       85,777             --
    Gain on sale of foreclosed real estate.........      (31,249)            --
    Decrease (increase) in other assets............      (89,553)      (244,538)
    (Increase) decrease in interest receivable, net     (102,700)       100,567
    Increase (decrease) in interest payable........      159,713         95,477
    Increase (decrease) in accounts payable and
     other liabilities.............................       89,005        201,802
                                                     -----------    -----------

      Net cash provided by operating activities....    1,171,068        658,295
                                                     -----------    -----------
Cash flows from investing activities:
    Purchase of mortgage-backed securities held
     to maturity...................................  (16,073,205)   (13,215,144)
    Principal collections on mortgage-backed
     securities held to maturity                      13,030,948      2,374,173
    Net (increase) decrease in loans receivable....  (12,514,725)     1,502,033
    Maturity of investments held to maturity.......    5,000,000      7,000,000
    Purchase of investments held to maturity.......   (5,342,000)            --
    Purchases of premises and equipment............      (90,790)       (79,166)
    Proceeds from sale of foreclosed real estate...      205,196        123,659
    Redemption (purchases) of Federal Home Loan Bank
     of New York stock.............................     (712,939)       116,100
      Net cash  provided by (used in) operating
       activities.................................   (16,497,515)    (2,178,345)
 Cash flows from financing activities:
   Net increase (decrease) in deposits.............   (7,636,383)    10,847,235
   Increase (decrease) in advances from borrowers..     (709,860)        52,573
   Refund of oversubscribed stock subscription.....  (19,706,653)            --
   Costs of issuance of common stock...............     (717,311)            --
                                                     -----------    -----------
     Net cash  provided by (used in)  financing
      activities..................................   (28,770,207)    10,899,808
     Increase (decrease) in cash and cash
      equivalents                                    (44,096,654)     9,379,758
Cash and cash equivalents:
  Beginning of period..............................   53,419,088      4,065,128
                                                     -----------    -----------
  End of period.................................... $  9,322,434   $ 13,444,886
                                                     ===========     ==========
Supplemental disclosures:
Cash paid during the year for:
  Interest.........................................  $ 5,503,962    $ 4,264,916
  Income taxes.....................................      223,000         54,839
Loans receivable  transferred to foreclosed real
  estate                                                 308,728        237,690
Issuance of common stock:
  Deposits used for stock purchase.................    2,859,458             --
  Stock subscriptions used for stock purchase......   25,124,642             --
  Deferred costs...................................     (422,630)            --


             See notes to unaudited consolidated financial statements.

                          LITTLE FALLS BANCORP, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements as of and for the three month and six month periods ended June 30, 1996 include the accounts of Little Falls Bancorp, Inc. (the "Company") and its subsidiary, Little Falls Bank (the "Bank") which, as discussed in Note 3, became the wholly owned subsidiary of the Company on January 5, 1996. The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

      The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

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

NOTE 4 - EARNINGS PER SHARE

      Earnings per share for the three and six month periods ended June 30, 1996 are calculated by dividing the net earnings for the periods from April 1, 1996 and January 1, 1996 (the beginning of the Company's fiscal year) to June 30, 1996 of $423,000 and $736,000, respectively, by the weighted average number of shares outstanding during these same periods (as if the Conversion had taken place on January 1, 1996) of 2,804,494 and 2,802,466 shares, respectively. The weighted average number of common shares outstanding is adjusted for the unallocated portion of shares held by the ESOP. Earnings per share is not presented for the 1995 period as the Bank was a mutual savings bank at that time and no common stock was outstanding.

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

      The adoption of Statement Nos. 114 and 118 did not have a material advers impact on financial condition or operations.

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

Comparison of Financial Condition

      Total assets decreased by $28.1 million to $282.2 million at June 30, 1996 from $310.3 million at December 31, 1995. Net loans increased by $12.2 million due to loan originations of $16.8 million offset by loan repayments. Mortgage-backed securities increased by $2.9 million due to the purchase of $16.0 million of mortgage-backed securities, of which $10.1 million were adjustable rate securities. Total cash and cash equivalents decreased by $44.1 million due to the $16.8 million of loans originated, the $16.0 million mortgage-backed securities purchased and the refund of $19.7 million of over-subscribed stock subscriptions.

      Total deposits decreased by $10.3 million, due in part to $2.8 million being used for the purchase of stock in the Conversion. In addition, the decrease was also the result of the Bank's strategy to lower its cost of deposits. This strategy resulted in a decrease of the weighted average rate on total deposits from 4.73% on December 31, 1996 to 4.57% on June 30, 1996.

      Total stockholders' equity increased by $27.6 million primarily due to the completion of the Conversion and, to a much lesser extent, earnings during the six month period. Stockholders' equity will be reduced to the extent stock is purchased pursuant to the Company's 5% stock repurchase program and pursuant to a recently adopted Management Stock Bonus Plan ("MSBP"). See "Item 5 - Other Materially Important Events -- Stock Repurchase Plan" and "-- Comparison of Earnings for the Three and Six Months Ended June 30, 1996 and 1995 - Non-interest Expense."

Non-performing Assets

      The following table sets forth information regarding  non-performing loans
and  real  estate  owned.  During  the  periods  indicated,   the  Bank  had  no
restructured loans within the meaning of SFAS No. 15.

                                                      At              At
                                             June 30, 1996     December 31, 1995
                                                  (Dollars in Thousands)
Total non-performing loans                      $ 2,782             $ 2,447
Real estate owned                                 1,636               1,501
                                                  -----               -----
Total non-performing assets                     $ 4,418             $ 3,948
                                                 ======              ======
Total non-performing loans to net loans            2.57%               2.54%
                                                 ======              ======
Total non-performing loans to total assets         0.99%               0.79%
                                                 ======              ======
Total non-performing assets to total assets        1.57%               1.26%
                                                 ======              ======



      After increasing by $518,000 to $4.5 million during the quarter ended March 31, 1996, non-performing assets decreased to $4.4 million at June 30, 1996, an increase of $470,000 as compared to December 31, 1995. The increase was due in most part to an increase in 1-4 family loans becoming 90 days or more delinquent, partially offset by the sale of two properties previously classified as foreclosed real estate.

Comparison of Earnings for the Three and Six Months Ended June 30, 1996 and 1995

     Net Income. Net income for the three and six months ended June 30, 1996 increased $650,000 and $594,000, respectively to $423,000 and $736,000, respectively, when compared to the same periods ended June 30, 1995. The increases were due in most part to an increase in net interest income before the provision for loan losses of $1.0 million and $1.6 million for the three and six months ended June 30, 1996, as compared to the same periods in 1995. In addition, the provision for loan losses of $285,000 in 1995, was much lower in 1996 and the Company recorded a nonrecurring expense of $195,000 in 1995 in connection with the implementation of a directors' medical plan. These non-recurring items were offset somewhat by increases of $302,000 and $940,000 of non-interest expenses for the three and six months ended June 30, 1996, as compared to the same periods in 1995.

      Total Interest Income. Interest income increased by $1.5 million and $3.0 million for the three and six months ended June 30, 1996. These increases were due to the increase of the average balances of interest earning assets of $74.5 million and $71.5 million for the three months and six months ended June 30, 1996, as compared to the same periods in 1995. The primary reasons for the increased average balances of interest earning assets were the receipt of $50.8 million from the purchase of three branches and their deposits in December 1995 and the receipt of $26.8 million of net proceeds from the Bank's Conversion on January 5, 1996.

      For the three months ended June 30, 1996, the average rate earned on interest earning assets increased by 44 basis points to 6.97% from 6.53% for the same period of 1995. The increase is due in part to the origination of $12.7 million in loans at an average coupon rate of approximately 7.03%, and the purchase of $6.0 million of mortgage-backed securities with a weighted average coupon of 6.75%. For the six months ended June 30, 1996 the average rate earned on interest earning assets increased 12 basis points to 6.86% from 6.74% at June 30, 1995.

      Total Interest Expense. Interest expense increased $485,000, or 21.4% and $1.4 million or 32.8% for the three and six month periods ended June 30, 1996, respectively, as compared to the same periods ended June 30, 1995. These increases were primarily due to the increase in the average balances of deposits of $55.2 million and $61.8 million, respectively. Deposits increased due to the purchase of three branches and their deposits of $54.1 million in December 1995. The average rate paid on deposits decreased to 4.63% and 4.72% from 4.95% and 4.79%, respectively, for the three and six months ended June 30, 1996, as compared to the same periods ended June 30, 1995.

      Net Interest Income. Net interest income increased $1.0 million or 114.5% and $1.6 million or 74.2% for the three and six month periods ended June 30, 1996, respectively, as compared to the same periods ended June 30, 1995. These increases were due to the investment of $26.3 million received from the Conversion in loans, investment and mortgage-backed securities, as well as a decrease in the average rate paid on savings, as described earlier. In addition, the net interest rate spread, (the difference between the rate earned on interest earning assets and the rate paid on interest bearing liabilities) increased by 76 and 19 basis points for the three and six month periods ended June 30, 1996, respectively, as compared to the three and six month periods ended June 30, 1995, due to factors described earlier.

      Provisions for Loan Losses. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Bank's loan portfolio. Such evaluation, which includes a review of certain loans of which full collectibility of interest and principal may not be reasonably assured, considers the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions. The provision for loan losses decreased $285,000 and $255,000 during the three and six month periods, respectively. The primary cause for the decreases was the decision by the Bank's management during 1995, to establish an increased general reserve for portfolio losses based on an assessment of the risks inherent in the loan portfolio and trends in the local and national economics.

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

      An analysis of the allowance for loan losses follows:

                                            Quarter Ended June 30
                                            1996            1995
                                               (In thousands)
Balance - beginning                         $931          $  912
Provisions charged to operations              --             285
Loans charged off, net of recoveries          --            (182)
                                             ---           -----
Balance-ending..................            $931          $1,015
                                             ===           =====


      Impaired loans and related amounts recorded in the allowance for loan losses at June 30, 1996 are summarized as follows (in thousands):

Recorded investment in impaired loans:

      With recorded allowances............           $1,368
      Without recorded allowances.........              242
                                                      -----
        Total impaired loans..............            1,610
        Related allowance for loan losses.              200
                                                      -----
        Net impaired loans................           $1,410
                                                      =====


      Non-interest Income. Non-interest income increased by $46,000 and $89,000 for the three and six month periods ended June 30, 1996, as compared to the same periods ended June 30, 1995. The increases were due to an increase in service fees charged, due in most part to the increase in deposits and branches resulting from the purchase of three branches and their deposits in December, 1995, and the $31,000 gain on the sales of properties formerly classified as foreclosed real estate.

      Non-interest Expense. Non-interest expense increased $302,000 and $940,000 for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995 for a number of reasons. Compensation and employee benefits increased by $184,000 and $249,000, respectively, due in part to additional employees resulting from the purchase of three branch offices in December, 1995 and the adoption of an employee stock ownership plan in connection with the Bank's mutual to stock conversion ("ESOP"). The Company had initially expended $134,000 for the first quarter of fiscal 1996. This amount has been restated to $45,000 for the three months ended March 31, 1995 due to the Company's evaluation of the terms of the ESOP and the loan. The ESOP expense, as restated, was $41,000 and $86,000 for the three and six months ended June 30, 1996. The acquisition of the branch offices also caused increases in occupancy and equipment expenses, as well as the amortization of goodwill and deposit insurance premiums during these periods. In addition, for the six months ended June 30, 1996, a portion of the increase was due to one time costs associated with new services offered by the Bank. The 1996 increases were partially offset by a nonrecurring 1995 expense of $195,000 for the implementation of a directors' medical plan, which was recorded during the three months ended June 30, 1995. Effective on or about August 31, 1996, the Bank will close its Frenchtown office. Some operating efficiencies are expected.

      On July 9, 1996, the stockholders of the Company approved the MSBP and a Stock Option Plan. The MSBP will, subject to regulatory non-objection, purchase up to 121,670 shares of Common Stock to be awarded to key employees and directors of the Bank. Such shares will be expensed at fair market value at 20% per year beginning July 1997. The Company expects the MSBP to increase compensation expense over such periods.

      Income Tax Expense. Income tax expense increased $403,000 and $393,000, respectively for the three and six month periods ended June 30, 1996, as compared to the same periods one year ago due to the increase of pre-tax income for the same periods.

Liquidity and Capital Resources

      On June 30, 1996, the Bank was in compliance with its three regulatory capital requirements as follows:
                                                    Amount           Percent
                                           (Dollars in thousands)


Tangible capital............................       $25,631              9.20%
Tangible capital requirement................         4,181              1.50%
                                                    ------             -----
Excess over requirement.....................       $21,450              7.10%
                                                    ======             =====

Core capital................................       $25,631              9.20%
Core capital requirement....................         8,362              3.00%
                                                    ------             -----
Excess over requirement.....................       $17,269              6.20%
                                                    ======             =====

Risk based capital..........................       $26,020             29.65%
Risk based capital requirement..............         7,022              8.00%
                                                    ------             -----
Excess over requirement.....................       $18,998             21.65%
                                                    ======             =====


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

      The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary sources of funds are deposits and scheduled amortization and prepayment of loan and mortgage-backed principal. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank is currently able to fund its operations internally. Additionally, sources of funds include the ability to utilize Federal Home Loan Bank of New York advances and the ability to borrow against mortgage-backed and investment securities. As of June 30, 1996, the Bank had no such borrowed funds. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

     The Bank anticipates that it will have sufficient funds available to meet its current commitments. As of June 30, 1996, the Bank had mortgage commitments to fund loans of $4.9 million. Also, at June 30, 1996, there were commitments on unused lines of credit relating to home equity loans of $2.3 million. Certificates of deposit scheduled to mature in one year or less at June 30, 1996 totaled $100.2 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Bank. As a result, no adverse liquidity effects are expected. Note, however, that purchases of common stock of the Company pursuant to the repurchase plan and MSBP will require additional liquidity. Management is currently evaluating its options on these matters.

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

Key Operating Ratios


                                               For the                    For the
                                         Three Months Ended          Six Months Ended
                                              June 30,                   June 30,
                                        ---------------------      --------------------
                                        1996(1)       1995(1)      1996(1)      1995(1)
                                        -------       -------      -------      -------

Earnings per common share (2)(3)          $0.15          N/A        $0.26          N/A
Return on average assets........           0.60%       (0.34)%       0.51%         0.20%
Return on average equity........           3.88%       (4.32)%       3.39%         2.42%
Interest rate spread............           2.34%        1.58%        2.14%         1.95%
Net interest margin.............           2.86%        1.91%        2.72%         2.25%
Noninterest expense to average assets      1.82%        1.56%        1.83%         1.55%
Net charge-offs to average outstanding
  loans.........................             --         0.19%        0.03%         0.47%



                                                     At June 30,    At June 30,
                                                        1996           1995
                                                       (Dollars in Thousands)
Nonaccrual and 90 days past due loans.........         $ 2,782        $ 3,503
Repossessed real estate.......................           1,636          1,879
                                                         -----          -----
  Total nonperforming assets..................         $ 4,418        $ 5,382
                                                         =====          =====

Allowance for credit losses to nonperforming
  assets                                                 21.07%         18.86%
Nonperforming loans to total loans............            2.57%          3.78%
Nonperforming assets to total assets..........            1.57%          2.63%
Tangible book value per share.................           13.29%        N/A (2)

- ----------------

(1)   The ratios for the three- and six-month periods are annualized.
(2) There were no shares outstanding prior to the completion of the Company's initial public offering on January 5, 1996.
(3) The average number of shares outstanding during the three and six months ended June 30, 1996 was 2,804,494 and 2,802,466, respectively.
(4) The number of shares issued and outstanding as of June 30, 1996, was 3,041,750.

                   LITTLE FALLS BANCORP, INC. AND SUBSIDIARY

                                    PART II

ITEM 1.     LEGAL PROCEEDINGS

            Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 1996. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.     CHANGES IN SECURITIES

            Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.

ITEM 5.     OTHER MATERIALLY IMPORTANT EVENTS

            Stock Repurchase Plan. On July 10, 1996 the Company announced today that the Company has received the necessary regulatory authorization to initiate a 5% stock repurchase program. The Company intends to repurchase up to 5% of its 3,041,750 outstanding shares of common stock. The repurchases will be made in open-market transactions, subject to the availability of stock, market conditions, the trading price of the stock and the Company's financial performance. Repurchased shares will be held as treasury shares and will be utilized for general corporate purposes, including the issuances of shares in connection with the exercise of stock options awarded under the Company's stock benefit plans approved by shareholders on July 9, 1996.

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

            Recent Legislation - Recapture of Post-1987 Bad-Debt Reserves. On August 2, 1996, both the U.S. House of Representatives and the U.S. Senate passed the Small Business Job Protection Act of 1996. This bill will, if signed by the President, among other things, equalize the taxation of thrifts and banks. Previously, thrifts had been able to deduct a portion of their bad-debt reserves set aside to cover potential loan losses ("bad-debt reserves"). Furthermore, the bill will repeal current law mandating recapture of thrifts' bad debt reserves if they convert to banks. Bad debt reserves set aside through 1987 will not be taxed, however, any reserves taken since January 1, 1988 will be taxed over a six year period beginning in 1997. Institutions can delay these taxes for two years if they meet a residential-lending test. At December 31, 1995, the Bank had $1.5 million of post 1987 bad-debt reserves. Any recapture of the Bank's bad-debt reserves may have an adverse effect on net income. The Bank is currently evaluating this legislation to determine the effect on the Bank's financial condition.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  None.

            (b)   Reports on Form 8-K

                  None.

                   LITTLE FALLS BANCORP, INC. AND SUBSIDIARY

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              LITTLE FALLS BANCORP, INC.



Date: August 12, 1996         By:   /s/ John P. Pullara
                                    John P. Pullara
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: August 12, 1996         By:   /s/ Richard Capone
                                    Richard Capone
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Officer)