Form 10-Q
period 1996-09-30
LITTLE FALLS BANCORP INC
filed 1996-11-14
CIK 1001427

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    ---------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1996
                               -----------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    --------------------


                         Commission file number 0-27010
                                                -------

                           LITTLE FALLS BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New Jersey                                22-3402073
(State or other jurisdiction of        (I.R.S. employer identification no.)
incorporation or organization)


86 Main Street, Little Falls, New Jersey                             07424
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code    (201) 256-6100
                                                      --------------

                                       N/A
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

         Indicate by check x/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No
                                               ---         ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date November 8, 1996.

             Class                                       Outstanding
---------------------------                            ----------------
$.10 par value common stock                            2,745,180 shares

                           LITTLE FALLS BANCORP, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - CONSOLIDATED FINANCIAL INFORMATION OF LITTLE FALLS
             BANCORP, INC.

Item 1.  Financial Statements and Notes Thereto..........................     1
Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................     6

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................    13
Item 2.  Changes in Securities...........................................    13
Item 3.  Defaults upon Senior Securities.................................    13
Item 4.  Submission of Matters to a Vote of Security Holders.............    13
Item 5.  Other Materially Important Events...............................    13
Item 6.  Exhibits and Reports on Form 8-K................................    14

SIGNATURES

                           LITTLE FALLS BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                    September 30,        December 31,
                                                                                        1996                 1995*
                                                                                        ----                 -----

ASSETS

Cash and due from banks......................................................           $2,258,072       $   2,518,055
Interest-bearing deposits in other banks.....................................            5,374,656          11,101,033
Federal funds sold...........................................................            6,000,000          39,800,000
                                                                                       -----------         -----------
     Total cash and cash equivalents.........................................           13,632,728          53,419,088
Investment securities held-to-maturity net
  (estimated fair values $26,065,000 (1996)
  and $29,856,000 (1995))....................................................           26,370,960          29,999,470
Mortgage-backed securities held to maturity, net
  (estimated fair values $115,777,000 (1996)
  and $118,842,000 (1995))...................................................          116,573,220         118,020,300
Loans receivable, net........................................................          111,194,407          96,229,678
Premises and equipment, net..................................................            2,799,232           2,789,468
Investment in real estate, net...............................................              539,181             546,786
Foreclosed real estate, net..................................................            1,006,829           1,500,825
Interest receivable, net.....................................................            1,754,213           1,717,349
Federal Home Loan Bank of New York stock, at cost............................            2,075,700           1,395,200
Excess of cost over assets acquired..........................................            3,307,213           3,577,800
Other assets.................................................................            1,347,852           1,158,999
                                                                                       -----------         -----------
      TOTAL ASSETS...........................................................         $280,601,535        $310,354,963
                                                                                       ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits...................................................................         $236,935,100        $247,851,373
  Advances by borrowers for taxes............................................                   --             701,773
  Stock subscriptions payable................................................                   --          44,831,296
  Accounts payable and other liabilities.....................................            1,899,281             747,298
                                                                                       -----------         -----------
      Total liabilities......................................................          238,834,381        $294,131,740
                                                                                       -----------         -----------
Stockholders' Equity:
  Preferred stock; 5,000,000 authorized shares;
    none outstanding.........................................................                   --                  --
  Common stock, par value $.10; 10,000,000
     authorized shares; shares issued 3,041,750;
     shares outstanding 2,889,663............................................              304,175                  --
  Additional paid-in-capital.................................................           28,980,035                  --
  Retained earnings..........................................................           16,505,156          16,327,286
  Unearned ESOP shares.......................................................          (2,311,730)                   -
  Minimum pension liability net of deferred taxes............................            (104,063)           (104,063)
  Treasury stock, at cost; 152,087 shares....................................          (1,606,419)                  --
                                                                                       ----------          -----------
      Total stockholders' equity.............................................           41,767,154          16,223,223
                                                                                       -----------         -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................         $280,601,535        $310,354,963
                                                                                       ===========         ===========

---------------------

* The consolidated balance sheet at December 31, 1995 has been taken from the audited balance sheet at that date.

See notes to unaudited consolidated financial statements.

                           LITTLE FALLS BANCORP, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the Three Months             For the Nine Months
                                                    Ended September 30,              Ended September 30,

                                                    1996            1995             1996               1995
                                                   ------          ------       ---------------   ----------
Interest income:
  Loans receivable..........................       $2,108,759      $1,867,215        $6,016,945          $5,635,713
  Mortgage backed securities................        2,014,796       1,108,813         6,073,012           2,766,172

  Investment securities and other interest
    earning assets..........................          490,555         561,367         1,905,197           1,534,005
                                                   ----------       ---------        ----------          ----------

      Total interest income.................        4,614,110       3,537,395        13,995,154           9,935,890
Interest expense:
  Deposits..................................        2,721,029       2,383,449         8,384,704           6,648,365
                                                   ----------       ---------        ----------          ----------
Net interest income ........................        1,893,081       1,153,946         5,610,450           3,287,525
Provision for loan losses...................          152,900         106,839           182,900             391,564
                                                   ----------       ---------        ----------          ----------
     Net interest income after provision for
       loan losses..........................        1,740,181       1,047,107         5,427,550           2,895,961
Non-interest income
  Income (expense) on foreclosed real estate         (26,976)       (187,337)           (6,317)           (192,103)
  Other.....................................           66,531         112,917           201,370             184,637
                                                   ----------      ----------        ----------           ---------
     Total non-interest income..............           39,555       ( 74,420)           195,053            ( 7,466)
                                                   ----------      ----------        ----------           ---------
Non-interest expense:
  Compensation and employee benefits........          633,518         369,916         1,843,683           1,151,295
  Occupancy, net............................           92,380          36,216           302,213             120,940
  Equipment.................................           96,359          44,623           290,301             164,558
  Deposit insurance premiums................        1,303,927         106,500         1,549,366             319,500
  Amortization of intangibles...............           90,197              --           270,586                  --
  Other.....................................          320,473         152,694           934,566             668,017
                                                    ---------      ----------        ----------          ----------
     Total non-interest expense.............        2,536,854         709,949         5,190,715           2,424,310
                                                   ----------      ----------        ----------          ----------
     Income (loss) before provision for
      income taxes..........................        (757,118)         262,738           431,888             464,185
Provision (benefit) for income taxes........        (275,526)         138,242           177,974             198,320
                                                    ---------      ----------        ----------           ---------
      Net income (loss).....................        (481,592)         124,496           253,914             265,865
                                                    =========      ==========        ==========           =========

Weighted average number of common
  shares outstanding........................        2,732,507             N/A         2,766,472                 N/A


Earnings (loss) per share...................          $(0.18)             N/A             $0.09                 N/A


See notes to unaudited consolidated financial statements.

                           LITTLE FALLS BANCORP, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the Nine Months
                                                                                       Ended September 30,
                                                                                   1996                 1995
                                                                                   ----                 ----

Cash flows from operating activities:
  Net income..............................................................         $ 253,914             $ 265,865
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation..........................................................           110,745                72,266
    Provision for loan losses.............................................           182,900               391,564
    Amortization of intangibles...........................................           270,586                    --
    Amortization (accretion) of deferred fees, premiums and discounts, net            45,680               (1,451)
    Amortization of unearned ESOP shares..................................           128,321                    --
    Gain on sale of foreclosed real estate................................            (4,455)                   --
    Increase in other assets..............................................          (611,483)             (676,734)
    Increase in interest receivable, net..................................           (36,864)             (113,817)
    Increase in interest payable..........................................           157,977                 8,981
    Increase in accounts payable and other liabilities....................         1,194,147               242,814
                                                                                ------------          ------------
      Net cash provided by operating activities...........................         1,691,468               189,488
                                                                                ------------          ------------
Cash flows from investing activities:
    Purchase of mortgage-backed securities held to maturity...............       (16,073,205)          (20,530,434)
    Principal collections on mortgage-backed securities held to maturity..        17,407,442             4,474,146
    Net (increase) decrease in loans receivable...........................       (15,418,684)            2,625,474
    Maturity of investments held to maturity..............................         9,000,000             9,000,000
    Purchase of investments held to maturity..............................        (5,342,000)           (8,000,000)
    Purchases of premises and equipment...................................          (112,904)             (329,995)
    Proceeds from sale of foreclosed real estate..........................           807,179               284,764
    Redemption (purchases) of Federal Home Loan Bank of New York stock....          (680,500)              116,100
                                                                                ------------               -------
      Net cash used in investing activities...............................       (10,412,672)          (12,359,945)
                                                                                ------------          ------------
 Cash flows from financing activities:
   Net increase (decrease) in deposits....................................        (8,214,792)           14,924,394
   Decrease in advances from borrowers....................................          (743,937)              (80,324)
   Refund of oversubscribed stock subscription............................       (19,706,653)                   --
   Costs of issuance of common stock......................................          (717,311)                   --
   Repurchase of common stock.............................................        (1,606,419)                   --
   Cash dividends paid....................................................           (76,044)                   --
                                                                                ------------          ------------
     Net cash provided by (used in) financing activities..................       (31,065,156)           14,844,070
                                                                                ------------          ------------
     Increase (decrease) in cash and cash equivalents.....................       (39,786,360)            2,673,613
Cash and cash equivalents:

  Beginning of period.....................................................        53,419,088             4,065,128
                                                                                  ----------          ------------
  End of period...........................................................       $13,632,725            $6,738,741
                                                                                ============          ============
Supplemental disclosures:
Cash paid during the year for:
  Interest................................................................        $8,226,727           $ 6,639,384
  Income taxes............................................................           403,000               375,339
Loans receivable transferred to foreclosed real estate....................           308,728               607,655
Issuance of common stock:
  Deposits used for stock purchase........................................         2,859,458                    --
  Stock subscriptions used for stock purchase.............................        25,124,642                    --
  Deferred costs..........................................................         (422,630)                    --


See notes to unaudited consolidated financial statements.

                           LITTLE FALLS BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of and for the three month and nine month periods ended September 30, 1996 include the accounts of Little Falls Bancorp, Inc. (the "Company") and its subsidiary, Little Falls Bank (the "Bank") which, as discussed in Note 3, became the wholly owned subsidiary of the Company on January 5, 1996. The
         Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the periods ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

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

NOTE 4 - EARNINGS PER SHARE

         Earnings per share for the three and nine month periods ended September 30, 1996 are calculated by dividing the net loss and net earnings for the periods from July 1, 1996 and January 1, 1996 (the beginning of the Company's fiscal year) to September 30, 1996 of $(481,592) and
         $253,914, respectively, by the weighted average number of shares outstanding during these same periods (as if the Conversion had taken place on January 1, 1996) of 2,732,507 and 2,766,472 shares, respectively. The weighted average number of common shares outstanding is adjusted for the unallocated portion of shares held by the ESOP. Earnings per share is not presented for the 1995 period as the Bank was a mutual savings bank at that time and no common stock was outstanding.

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

                           LITTLE FALLS BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

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

Comparison of Financial Condition

         Total assets decreased by $29.8 million to $280.6 million at September 30, 1996 from $310.3 million at December 31, 1995. Net loans increased by $15.0 million primarily due to loan originations of $23.5 million offset by loan repayments. Mortgage-backed securities decreased by $1.4 million due to repayments being greater than the $16.0 million of purchases. Of the securities purchased, $10.1 million were adjustable rate securities. Total cash and cash equivalents decreased by $39.8 million due to the $23.5 million of loans originated, the $16.0 million mortgage-backed securities purchased, the purchase of $5.3 million of investment securities, the $8.1 million outflow of deposits and the refund of $19.7 million of over-subscribed stock subscriptions partially offset by amortization and repayments on loans and mortgage-backed securities, and maturities of investment securities.

         Total deposits decreased by $10.9 million, due in part to $2.8 million being used for the purchase of stock in the Conversion. In addition, the decrease was also the result of the Bank's strategy to lower its cost of deposits. This strategy resulted in a decrease of the weighted average rate on total deposits from 4.73% on December 31, 1996 to 4.55% on September 30, 1996.

         Total stockholders' equity increased by $25.5 million, primarily due to the completion of the mutual to stock conversion, partially offset by the repurchase of 152,077 shares of Common Stock at an aggregate cost of $1.6 million. Earnings for the nine months ended September 30, 1996, also contributed to the increase, although to a much smaller extent.

         On October 28, 1996, the Company completed a 5% repurchase of its common stock. A total of 144,483 shares of common stock were repurchased at an average net price of $11.5625 per share. The total price for all shares was approximately $1.67 million.

Non-performing Assets

         The following table sets forth information regarding non-performing loans and real estate owned. During the periods indicated, the Bank had no restructured loans within the meaning of SFAS No. 15.

                                                            At                         At
                                                       September 30,             December 31,
                                                       -------------             ------------
                                                            1996                      1995
                                                            ----                      ----

                                                                (Dollars in Thousands)

Total non-performing loans...................             $ 2,314                    $2,447
Real estate owned............................               1,007                     1,501
                                                            -----                     -----
Total non-performing assets..................             $ 3,321                    $3,948
                                                            =====                     =====
Total non-performing loans to net loans......                2.08%                     2.54%
                                                            =====                     =====

Total non-performing loans to total assets...                0.82%                     0.79%
                                                            =====                     =====

Total non-performing assets to total assets..                1.18%                     1.26%
                                                            =====                     =====

         Non-performing assets decreased by $627,000 to $3.3 million at September 30, 1996. The decrease was due in most part to the sale of six properties previously classified as real estate owned. Of these sales, four were completed in the third quarter.

Comparison of Earnings for the Three and Nine Months Ended September 30, 1996 and 1995

         Net Income. Net income for the three and nine months ended September 30, 1996 decreased $606,000 and $12,000, respectively, to a net loss of $482,000 and net income of $254,000, respectively, when compared to the same periods ended September 30, 1995. The decreases were primarily due to a $1.2 million charge connected with a one time special assessment from the Savings Association Insurance Fund ("SAIF"). This one time assessment was the result of legislation that was signed into law on September 30, 1996 for the purpose of recapitalizing the SAIF. This was partially offset by the increase in net interest income before the provision for loan losses of $739,000 and $2.3 million for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. In addition, the Company recorded a nonrecurring expense of $195,000 in the second quarter of 1995 in connection with the implementation of a directors' medical plan. Non-interest expenses, excluding the non-recurring directors' medical expense and the one time SAIF assessment, increased $659,000 and $1.8 million for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995.

         Total Interest Income. Interest income increased by $1.1 million and $4.1 million for the three and nine months ended September 30, 1996. These increases were primarily due to the increase of the average balances of interest earning assets of $65.5 million and $74.8 million for the three months and nine months ended September 30, 1996, as compared to the same periods in 1995. The primary reasons for the increased average balances of interest earning assets were the receipt of $50.8 million from the purchase of three branches and their deposits in December 1995 and the receipt of $26.8 million of net proceeds from the Bank's Conversion on January 5, 1996.

         Total Interest Expense. Interest expense increased $338,000, or 14.2% and $1.7 million or 26.1% for the three and nine month periods ended September 30, 1996, respectively, as compared to the same periods ended September 30, 1995. These increases were primarily due to the increase in the average balances of deposits of $41.1 million and $56.2 million, respectively. Deposits increased due to the purchase of three branches and their deposits of $54.1 million in December 1995. The average rate paid on deposits decreased to 4.61% and 4.68% from 4.97% and 4.85%, respectively, for the three and nine months ended September 30, 1996, as compared to the same periods ended September 30, 1995.

         Net Interest Income. Net interest income increased $739,000 or 64.1% and $2.3 million or 70.1% for the three and nine month periods ended September 30, 1996, respectively, as compared to the same periods ended September 30, 1995. These increases were due in most part to the investment of $26.8 million received from the Conversion in loans, investment and mortgage-backed securities, as well as a decrease in the average rate paid on savings, as described earlier.

         Provisions for Loan Losses. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Bank's loan portfolio. Such evaluation, which includes a review of certain loans of which full collectibility of interest and principal may not be reasonably assured, considers the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions. The provision for loan losses increased $46,000 and decreased $209,000 during the three and nine month periods, respectively. The primary cause for the increase for the three month period was the write off of a loan which was a performing loan in the previous quarter. The decrease for the nine month period was due in most part to the decision by the Bank's management during 1995, to establish an increased general reserve for portfolio losses based on an assessment of the risks inherent in the loan portfolio and trends in the local and national economies.

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

         An analysis of the allowance for loan losses follows:

                                                         Quarter Ended September 30,
                                                         ---------------------------
                                                        1996                   1995
                                                        ----                   ----
                                                               (In thousands)

Balance - beginning                                     $ 931                   $ 1,015
Provisions charged to operations...............          153                        107
Loans charged off, net of recoveries...........          (146)                     (107)
                                                        -----                     -----
Balance-ending.................................         $ 938                   $ 1,015
                                                         ====                    ======


         Impaired loans and related amounts recorded in the allowance for loan losses at September 30, 1996 are summarized as follows (in thousands):

         With recorded allowances............................                  $ 1,479
         Without recorded allowances.........................                       --
                                                                                 -----
        Total impaired loans.................................                    1,479
        Related allowance for loan losses....................                      205
                                                                                 -----
        Net impaired loans...................................                   $1,274
                                                                                 =====


         Non-interest Income. Non-interest income increased $114,000 and $203,000 for the three and nine month periods ended September 30, 1996, as compared to the same periods ended September 30, 1995 due primarily to a decrease in expenses on foreclosed properties of $160,000 and $186,000 for the three and nine month periods, and to an increase in service fees charged, due in most part to the increase in deposits resulting from the purchase of three branches and their deposits in December, 1995.

         Non-interest Expense. Non-interest expense increased $1.8 million and $2.8 million for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995 for a number of reasons. Compensation and employee benefits increased by $264,000 and $692,000, respectively, due in part to additional employees resulting from the purchase of three branch offices in December, 1995 and the adoption of an employee stock ownership plan ("ESOP") in connection with the Bank's mutual to stock conversion. The ESOP expense was $42,000 and $128,000 for the three and nine months ended September 30, 1996, respectively. The acquisition of the branch offices also caused increases in occupancy, equipment and deposit insurance premium expenses, as well as the amortization of goodwill during these periods. In addition, for the nine months ended September 30, 1996, a portion of the increase was due to one time costs associated with new services offered by the Bank. The 1996 increases were partially offset by a nonrecurring 1995 expense of $195,000 for the implementation of a directors' medical plan, which was recorded during the three months ended June 30, 1995. On August 30, 1996, the Bank closed its Frenchtown office. The decision to close the branch was based on management's evaluation of the purchase of three branch offices in the same county from an unaffiliated commercial bank in December 1995 and the ability of the Bank to decrease expenses and improve efficiencies through consolidation. On October 18 the Bank announced that it plans to close its Mount Holly branch and sell the deposits to another depository institution in the area. The branch closing and related sale of deposits is expected to result in reduced operating expenses and lower cost of funds. The closing of the office and sale of the related deposits is anticipated to occur no later than December 31, 1996, subject to regulatory approval or non-objection, if any.

         Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), the FDIC imposed a special assessment on SAIF members to capitalize the SAIF at the designated reserve level of 1.25% as of October 1, 1996. Based on the Bank's deposits as of March 31, 1995, the date for measuring the amount of the special assessment pursuant to the Act, the Bank will pay a special assessment of $1.2 million on or about November 27, 1996 to recapitalize the SAIF. The FDIC is expected to lower the premium for deposit insurance to a level necessary to maintain the SAIF at its required reserve level; however, the range of premiums has not been determined at this time.

         Pursuant to the Act, the Bank will pay, in addition to its normal deposit insurance premium as a member of the SAIF, an amount equal to approximately 6.4 basis points toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980's to assist in the recovery of the savings and loan industry. Member of the Bank Insurance Fund ("BIF"), by contrast, will pay, in addition to their normal deposit insurance premium, approximately 1.3 basis points. Based on total deposits as of September 30, 1996, had the Act been in effect, the Bank's Fico Bond premium would have been approximately $37,900 in addition to its normal deposit insurance premium. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Act also provides for the merging of the BIF and the SAIF by January 1, 1999 provided there are no financial institutions still chartered as savings associations at that time. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

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

         Income Tax Expense. Income tax expense decreased $414,000 and $20,000, respectively for the three and nine month periods ended September 30, 1996, as compared to the same periods one year ago due to the decrease of pre-tax income for the same periods.

Liquidity and Capital Resources

         On September 30, 1996, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                                             Amount                    Percent
                                                                             ------                    -------
                                                                                (Dollars in thousands)

Tangible capital................................................               $25,235                         9.10%
Tangible capital requirement....................................                 4,161                         1.50%
                                                                                ------                       ------
Excess over requirement.........................................               $21,074                         7.60%
                                                                                ======                       ======

Core capital....................................................               $25,235                         9.10%
Core capital requirement........................................                 8,321                         3.00%
                                                                                ------                       ------
Excess over requirement.........................................               $16,914                         6.10%
                                                                                ======                       ======

Risk based capital..............................................               $25,634                        29.26%
Risk based capital requirement..................................                 7,007                         8.00%
                                                                                ------                      -------
Excess over requirement.........................................               $18,627                        21.26%
                                                                                ======                      =======

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

         The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary sources of funds are deposits and scheduled amortization and prepayment of loan and mortgage-backed principal. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank is currently able to fund its operations internally. Additionally, sources of funds include the ability to utilize Federal Home Loan Bank of New York advances and the ability to borrow against mortgage-backed and investment securities. As of September 30, 1996, the Bank had no such borrowed funds. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

         The Bank anticipates that it will have sufficient funds available to meet its current commitments. As of September 30, 1996, the Bank had mortgage commitments to fund loans of $4.6 million. Also, at September 30, 1996, there were commitments on unused lines of credit relating to home equity loans of $2.7 million. Certificates of deposit scheduled to mature in one year or less at September 30, 1996 totaled $105.7 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Bank. As a result, no adverse liquidity effects are expected. Note, however, that purchases of common stock of the Company pursuant to the repurchase plan and MSBP will require additional liquidity. Management is currently evaluating its options on these matters.

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

Additional Key Operating Ratios


                                                                For the                                 For the
                                                           Three Months Ended                      Nine Months Ended
                                                             September 30,                           September 30,
                                                             -------------                           -------------

                                                       1996(1)            1995(1)            1996(1)             1995(1)
                                                       -------            -------            -------             -------
Earnings (loss) per common share                          $(0.18)                N/A              $0.09                  N/A
(2)(3).........................................
Return on average assets.......................            (0.68)%             0.24%              0.12%                0.18%
Return on average equity.......................            (4.52)%             3.12%              0.78%                2.21%
Interest rate spread...........................             2.32%              2.10%              2.27%                2.00%
Net interest margin............................             2.84%              2.39%              2.78%                2.33%
Noninterest expense to average assets..........             3.61%              1.36%              2.48%                1.61%
Noninterest expense, excluding one-
  time SAIF special assessment, to
  average assets...............................             1.97%              1.36%              1.89%                1.61%
Net charge-offs to average outstanding
  loans........................................             0.54%              0.12%              0.22%                0.78%



                                                                          At September 30,           At December 31,
                                                                                1996                      1995
                                                                                ----                      ----

Tangible book value per share......................................                   $13.31                   N/A (2)

----------------
(1)      The ratios for the three- and nine-month periods are annualized.
(2) There were no shares outstanding prior to the completion of the Company's initial public offering on January 5, 1996.
(3)      The  average  number of shares  outstanding  during  the three and nine
         months  ended   September  30,  1996  was   2,732,507  and   2,766,472,
         respectively.
(4) The number of shares issued and outstanding as of September 30, 1996, was 2,889,663.

                    LITTLE FALLS BANCORP, INC. AND SUBSIDIARY

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

          Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at September 30, 1996. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held a special meeting of stockholders on July 9, 1996 (the "Special Meeting"). The purpose of the Special Meeting was to seek stockholder approval of the Company's stock option plan (the "Option Plan") and the Association's management stock bonus plan ("MSBP"). The following table indicates the voting on each matter considered.

                                     For                  Against                 Abstain
                                     ---                  -------                 -------

Option Plan                     2,164,539                  292,628                 11,475
MSBP                            1,827,552                  627,208                 16,091



ITEM 5.  OTHER MATERIALLY IMPORTANT EVENTS

         Recent Developments. In an effort to increase earnings, reduce the Company's interest rate sensitivity, and to better match its interest rate position, on November 13, 1996, the Company entered into a financial transaction whereby it purchased a $25.0 million fixed-rate Federal National Mortgage Association ("FNMA") note and simultaneously borrowed $25.0 million from an independent third party, using the FNMA note as collateral. The note has an initial term of ten years at an annual rate of 7.20% and is callable after two years and continuously thereafter. The borrowings are comprised of a combination of repurchase agreements with terms of one year, six months and overnight. The annual rates payable on the one year and six month repurchase agreements are 5.68% and 5.50%, respectively. The effective rate on the overnight repurchase agreement adjusts daily.

         Change in Tax Code. Savings associations are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), in the same general manner as other corporations. However, prior to August 1996, savings associations such as the Bank, which met certain definitional tests and other conditions prescribed by the Code could benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. The amount of the bad debt deduction that a qualifying savings institution could claim with respect to additions to its reserve for bad debts was subject to certain limitations. The Bank reviewed the most favorable way to calculate the deduction attributable to an addition to its bad debt reserve on an annual basis.

         In August 1996, the Code was revised to equalize the taxation of thrifts and banks. Thrifts, such as the Bank, no longer have a choice between the percentage of taxable income method and the experience method in determining additions to bad debt reserves. Thrifts with $500 million of assets or less may still use the experience method, which is generally available to small banks currently. Larger thrifts such as the Bank must use the specific charge off method regarding bad debts. Any reserve amounts added after 1987 will be taxed over a six year period beginning in 1996; however, bad debt reserves set aside through 1987 are generally not taxed. An institution may delay recapturing into income its post-1987 bad debt reserves for an additional two years if it meets a residential-lending test. This law is not expected to have a material impact on the Bank. At September 30, 1996, the Bank had approximately $1.5 million of post 1987 bad-debt reserves.

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

                                    LITTLE FALLS BANCORP, INC.



Date: November 14, 1996       By:   /s/Leonard G Romaine
                                    --------------------------------------------
                                    Leonard G. Romaine
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




Date: November 14, 1996       By:   /s/Richard Capone
                                    --------------------------------------------
                                    Richard Capone
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Officer)