Form 10-K
period 1996-12-31
LITTLE FALLS BANCORP INC
filed 1997-03-31
CIK 1001427

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  -------------

                                   FORM 10-K

(Mark One)

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended       December 31, 1996
                          ------------------------------------

                                    - or -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                         to
                                -------------------         -----------------

Commission Number:  0-27010

                         LITTLE FALLS BANCORP, INC.
          -----------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

                      New Jersey                               22-3402073
---------------------------------------------             --------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
  or organization)                                         Identification No.)

86 Main Street                                                   07424
------------------------------------------                 -------------------
(Address of principal executive offices)                         Zip Code

Registrant's telephone number, including area code:     (201) 256-6100
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             -----

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.10 par value per share
                    ---------------------------------------
                               (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         YES    X              NO
                                                      ------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the Nasdaq Stock Market, on March 25, 1997, was $30.8 million (2,237,207 shares at $13.75 per share).

      As of March 25, 1997 there were issued 3,041,750 and outstanding 2,749,180 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 1996. (Parts I, II and IV)
2.    Portions  of  the  Proxy   Statement  for  the  1997  Annual   Meeting  of
      Stockholders. (Part III)

                                     INDEX

PART I                                                                    Page

Item 1. Business...........................................................   1

Item 2. Properties.........................................................  29

Item 3. Legal Proceedings..................................................  29

Item 4. Submission of Matters to a Vote of Security-Holders................  29

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
         Matters  .........................................................  29

Item 6. Selected Financial Data............................................  29

Item 7. Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................  29

Item 8. Financial Statements and Supplementary Data........................  29

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure..........................................  29
 .
PART III

Item 10. Directors and Executive Officers of the Registrant................. 30

Item 11. Executive Compensation............................................. 30

Item 12. Security Ownership of Certain Beneficial Owners and Management..... 30

Item 13. Certain Relationships and Related Transactions..................... 30

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.... 30

PART I

Item 1.  Business
-----------------

General

      Little Falls Bancorp, Inc. (the "Company") is a New Jersey corporation organized in August 1995 at the direction of Little Falls Bank (the "Bank") for the purpose of becoming a savings and loan holding company and to acquire all of the capital stock issued by the Bank in its conversion from the mutual to stock form of ownership (the "Conversion"). On January 5, 1996, the Registrant sold 3,041,750 shares of its common stock, par value $0.10 per share (the "Common Stock") in a subscription offering as part of the Conversion. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. References to the "Bank" herein, unless the context required otherwise, refer to the Company on a consolidated basis. The net conversion proceeds totaled approximately $26.8 million of which $14.6 million was invested in the Bank.

      The Bank is a federally chartered stock savings bank headquartered in Little Falls, New Jersey. The Bank was originally chartered in 1887 as the Little Falls Building and Loan Association. On December 2, 1993, the Bank converted its mutual charter from a federally chartered savings association to a New Jersey chartered savings bank, changing its name to Little Falls Savings Bank. Effective October 1995, the Bank converted its New Jersey mutual charter to a federal mutual charter and changed its name to "Little Falls Bank." The Bank's deposits are federally insured and the Bank is a member of the Federal Home Loan Bank ("FHLB") System. At December 31, 1996, the Bank had total assets of $303.5 million, deposits of $228.3 million, and retained earnings of $40.4 million or 13.3% of total assets as calculated under generally accepted accounting principles.

      The Company and the Bank are subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC").

      The Bank is a community oriented savings institution offering a variety of financial services to meet the needs of the communities it serves. The Bank conducts its business from its main office in Little Falls, New Jersey and ___ branch offices located in Passaic, Hunterdon and Burlington Counties, New Jersey. The Bank attracts deposits from the general public and has historically used such deposits primarily to originate loans secured by first mortgages on owner-occupied one- to four-family residences in its market area and to purchase mortgage-backed securities. Such loans totaled $108.4 million, or 91.45% of the Bank's loan portfolio and 35.70% of total assets at December 31, 1996.

      To a lesser extent, the Bank also originates a limited number of commercial real estate, residential construction and consumer loans, which mainly consist of home equity lines of credit. Further, at December 31, 1996, the Bank had $112.5 million and $51.4 million or 37.1% and 16.9% of total assets in its mortgage-backed securities portfolio and investment securities portfolio, respectively.

      The principal sources of funds for the Bank's lending activities are deposits, the amortization, repayment and maturity of loans, mortgage-backed securities and investment securities. Principal sources of income are interest and fees on loans, mortgage-backed securities and investment securities. The Bank's principal expense is interest paid on deposits.

      Because the Bank did not convert to stock form (including the initial sale of Common Stock by the Company) until January 5, 1996, a part of the presentation herein is that of the Bank in mutual form.

Market Area and Competition

      The Bank focuses on serving its customers located in the New Jersey community of Little Falls and surrounding communities in Passaic and Hunterdon Counties, New Jersey. Economic growth in the Bank's market area remains dependent upon the local economy. The economy of the greater New York - New Jersey market has historically benefitted from having a large number of corporate headquarters and concentration of financial services-related industries. It also has a well-educated employment base and a large number of industrial, service and high technology businesses. Over the past few years, New Jersey's economy has slowly begun to recover from the effects of a prolonged decline in the national and regional economy, layoffs in the financial services industry and corporate relocations. Employment levels and real estate markets in the Bank's market area have stabilized and in some instances begun to improve. Whether such improvement will continue is dependent, in large part, upon the general economic health of the United States and other factors beyond the Bank's control and, therefore, cannot be estimated. In addition, the deposit and loan activity of the Bank is significantly affected by economic conditions in its market area. The Bank's principal competitors are financial institutions and mortgage banking companies, many of which are significantly larger and have greater financial resources than the Bank. The Bank's competition for loans on a retail and wholesale basis comes principally from commercial banks, mortgage brokers, banking and insurance companies. The Bank's competition for deposits has historically come from commercial banks, thrift institutions and credit unions. In addition, the Bank faces increasing competition for deposits from non-bank institutions, such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds and annuities.

Lending Activities

      General. The Bank's loan portfolio primarily consists of first mortgage loans secured by owner- occupied one- to four-family residences. To a lesser extent, the Bank's loan portfolio also consists of a number of commercial real estate, residential construction and consumer loans.

      Analysis of Loan Portfolio. The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages of the loan portfolio as of the dates indicated.



                                                                              At December 31,
                           ---------------------------------------------------------------------------------------------------------
                                   1996                      1995                   1994                1993               1992
                                    Percent of             Percent of            Percent of         Percent of            Percent of
                           Amount     Total      Amount      Total     Amount      Total    Amount     Total      Amount    Total
                           ------   ----------   ------    ----------  ------    ---------- ------  ----------   -------- ----------

                                                         (Dolllars in Thousands)

Type of Loans:

One- to four-family .....$ 108,367    92.53     $ 88,828     92.31%   $  87,851    92.71%  $ 95,278     93.62%   $124,792   96.92%
Commercial real estate...    3,659     3.13        4,639      4.82        4,463     4.71      3,614      3.54         467     .36
Residential construction.      525     0.45        1,098      1.14          521     0.55         --        --          --      --
Consumer:

Savings account .........      889     0.76          824      0.86          866      .91      1,015      1.00         945     .73
Second mortgages ........    5,028     4.29        2,540      2.64        2,694     2.84      3,007      2.95       3,696    2.87
Other ...................       25     0.02           42      0.04           52      .05         87       .09         127     .10
                          --------   ------      ------    ------     ---------   ------  ---------    ------    --------  ------
Total loans  receivable

(gross) .................  118,493   101.18       97,971    101.81       96,447   101.77    103,001    101.20     130,027  100.98
Less:
  Loans in process ......      150    (0.13)         450     (0.47)         186     (.18)        --        --          --      --
  Deferred loan
    origination..........             (0.12)
   fees and costs .......      138                  333     (0.35)          338     (.36)       408      (.40)        548    (.43)
  Allowance for loan
     losses..............    1,090    (0.93)        958     (0.99)        1,169    (1.23)       818      (.80)        731    (.55)
                          --------   ------      ------    ------     ---------   ------  ---------    ------    --------  ------
Total loans, net ........ $117,115   100.00      96,230    100.00 %   $  94,754   100.00% $ 101,775    100.00 %  $128,748  100.00 %
                          ========   ======      ======    ======     =========   ======  =========    ======    ========  ======


      Origination and Repayment of Loans. The following table sets forth the Bank's loan originations and principal repayments for the periods indicated. The Bank originates loans primarily for retention in its portfolio and did not sell or purchase loans during the periods indicated.


                                            Year Ended December 31,
                                       ---------------------------------
                                         1996        1995         1994
                                       ---------   ----------  ---------

                                          (In Thousands)

Total gross loans receivable at
   beginning of period .............   $  97,971   $  96,447   $ 103,001
                                       ---------   ---------   ---------

Loans originated:

  One- to four-family ..............      29,525      10,812      10,632
  Commercial real estate ...........          --          --         821
  Residential construction .........         697         700          --
  Consumer .........................       3,864       1,868         559
                                       ---------   ---------   ---------
Total loans originated .............      34,086      13,380      12,012
Loan principal repayments ..........      13,107      10,842      17,690
Loans transferred to foreclosed real
    estate .........................         406         672         871
Loans charged off ..................          51         342           5
                                       ---------   ---------   ---------
Net loan activity ..................      20,522       1,524      (6,554)
                                       ---------   ---------   ---------
Total gross loans receivable at
    end of period ..................   $ 118,493   $  97,971   $  96,447
                                       =========   =========   =========

Loan Maturity Tables

      The following table sets forth the contractual maturity of the Bank's loan portfolio at December 31, 1996. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $13.1 million for the year ended December 31, 1996. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities rather than the period in which interest rates are next scheduled to adjust.

                       One- to Four-   Commercial       Residential
                          Family       Real Estate      Construction  Consumer      Total
                       ------------   ------------      ------------  --------      -----
                                                 (In Thousands)

Amounts Due:

Within 3 months.......  $      55      $      --        $      --    $    505     $    560
3 months to 1 Year....         24             --              525         374          923
                         --------       --------          -------     -------     --------
Total Due Within 1
  Year................         79             --              525         879        1,483
                         --------       --------          -------     -------     --------

  1 to 3 years........        203             --               --          26          229
  3 to 5 years........      1,481            300               --          --        1,781
  5 to 10 years.......      4,623            571               --       1,635        6,829
  10 to 20 years......     18,319          1,008               --       3,351       22,677
  Over 20 years.......     82,673            920               --          --       83,593
                         --------       --------          -------     -------     --------
Total due after one
  year................    107,299          2,799               --       5,012      115,109
                         --------       --------          -------     -------     --------
Non-performing........        989            860               --          52        1,901
                         --------       --------          -------     -------     --------
Total amount due......    108,367          3,659              525       5,943      118,494

Less:
Allowance for loan and

lease loss............        863            184               16          27        1,090
Loans in process......         --             --              150          --          150
Deferred loan fees
  (costs).............        161             --               --         (23)         138
                         --------       --------          -------     -------     --------
  Loans receivable, net  $107,343       $  3,475          $   359     $ 5,939     $117,116
                         ========       ========          =======     =======     ========



      The following table sets forth the dollar amount at December 31, 1996 of all loans due after December 31, 1997, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                            Floating or
                            Fixed Rates   Adjustable Rates   Total
                            -----------   ----------------   -----
                                         (In Thousands)

One- to four-family.....     $  71,934      $  36,354     $ 108,288
Commercial real estate..         1,779          1,880         3,659
Consumer................         2,401          2,662         5,063
                              --------       --------      --------
  Total.................     $  76,114      $  40,896     $ 117,010
                               =======        =======       =======



      One- to Four-Family Residential Loans. The Bank's primary lending activity consists of the origination of single-family residential mortgage loans secured by owner-occupied property. The Bank originates one- to four-family residential mortgage loans in amounts up to 80% of the appraised value of the mortgaged property and in amounts up to 70% of the appraised value on loans which exceed $200,000. No private mortgage insurance is obtained since loan to value ratios do not exceed 80%. All loans are held in the Bank's portfolio.

      The Bank has an agreement with a mortgage solicitation firm pursuant to which the Bank receives one- to four-family mortgage applications on a state-wide basis. The Bank then submits bids on the mortgage applications on which it is interested prior to making the final loan. The submission of a bid to provide the mortgage loan is not a firm commitment on the Bank's part, as the Bank applies its own underwriting standards before committing to the loan. All loans must be documented, including an original appraisal. This agreement has provided the majority of loan applications received by the Bank in the past year.

      Loan referrals are also obtained from local realtors or builders, existing or past customers and members of the local community. Mortgage loans generally include due-on sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent.

      The Bank primarily originates adjustable-rate mortgage loans with a guaranteed renewal for a thirty-year term. These loans adjust after one, three, five or ten years. The Bank's ARM loans are originated for its portfolio and do not conform to FNMA or FHLMC standards. Although the Bank's ARM loans have a 6% lifetime cap, at the adjustment period, interest rate changes are discretionary. Generally, ARM loans pose credit risks somewhat greater than the risk inherent in fixed-rate loans primarily because, as interest rates rise, the underlying payments of the borrower rise, increasing the potential for default. The Bank also offers fixed-rate loans with terms of 15 and 30 years. The Bank offers various loan programs with varying interest rates and fees which are competitively priced based on market conditions and the Bank's cost of funds.

      The Bank has purchased and participated in a limited number of loans, primarily in its market area. At December 31, 1996, the Bank had $3.0 million of purchased loans and $4.9 million in loan participations. The Bank purchases and participates in loans after applying its own underwriting standards. The Bank typically does not service the loans that it purchases or participates in with other financial institutions.

      Commercial Real Estate. To a lesser extent, the Bank's policy has been to originate commercial real estate loans. The loans are generally made in amounts up to 65% of the appraised value of the property. The Bank's commercial real estate loans primarily have rates equal to the prime rate plus a margin. In making such loans, the Bank primarily considers the net operating income generated by the real estate to support the debt service, the financial resources and income level and managerial resources of the borrower, the marketability of the property and the Bank's lending experience with the borrower.

      The Bank's commercial real estate loans typically are secured by properties such as mixed-use properties, retail stores, office buildings and strip shopping centers. The Bank's commercial real estate portfolio includes multi-family loans. For a discussion of the Bank's largest commercial real estate loan, see "- Loans to One Borrower."

      Loans secured by commercial real estate generally involve a greater degree of risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate. If the cash flow from the property is reduced, the borrower's ability to repay the loan may be impaired.

      Residential Construction Loans. The Bank's policy has been to originate residential construction loans to a lesser extent than other types of mortgages. Residential construction loans are made up to a maximum of 80% of the appraised value of the home, based upon the builder's plans. The rate charged is generally the prime rate plus a margin. The loan proceeds are disbursed based upon work completed. For a discussion of the Bank's largest residential construction loan, see "-- Loans to One Borrower."

      Consumer Loans. The Bank's consumer loans primarily consist of home equity loans, and, to a much lesser extent, student loans and loans secured by savings deposits. The home equity lines of credit are made with loan to value ratios of up to 80% on either a fixed or adjustable rate basis.

      The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to make payments on the proposed loan and other indebtedness. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. The Bank's consumer loans tend to have higher interest rates and shorter maturities than one- to four-family mortgage loans, but are considered to entail a greater risk of default than mortgage loans.

      Loan Approval Authority and Underwriting. The Board of Directors generally approves all mortgage loans although the Bank's President has the authority to approve loans up to $500,000. Any loans exceeding that amount must be approved by the Board of Directors.

      The Bank uses board approved independent fee appraisers on real estate loans. It is the Bank's policy to obtain title insurance on all properties securing real estate loans and to obtain fire, flood and casualty insurance on all loans that require security.

      Loan Commitments. The Bank issues written commitments to prospective borrowers on all real estate approved loans. Generally, the commitment requires the loan to be closed within sixty days of issuance. At December 31, 1996, the Bank had $3.3 million of commitments to fund new mortgage loans and commitments on unused lines of credit relating to home equity loans of $3.0 million.

      Loans to One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations limit loans-to-one borrower in an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The Bank's maximum loan-to-one borrower limit was approximately $4.0 million as of December 31, 1996.

      At December 31, 1996, the Bank's largest lending relationship consisted of an aggregate of $1.3 million in loans made to a builder in Little Falls, of which $1.0 is secured by residential building lots. The remaining loans are mortgages on two one- to four-family homes. All of these loans are performing in accordance with their original terms. The second largest lending relationship at December 31, 1996, consisted of an aggregate of $1.1 million in loans to two local businessmen. Of these loans, four are nonperforming loans secured by mortgages on two contiguous parcels of commercial real estate located in Little Falls, New Jersey. At December 31, 1996 the aggregate outstanding balance on these nonperforming loans was $860,000. An appraisal of the properties as of May 1995 indicated an aggregate value of $995,000. The remaining loans in this relationship consist of two one- to four-family residential mortgages totaling $184,000 and a home equity loan totaling $92,000, all of which are performing in accordance with their original terms.

Non-Performing Loans and Classified Assets

      Loan Delinquencies. The Bank's collection procedures provide that when a mortgage loan is 15 days past due, a notice of nonpayment is sent. If payment is still delinquent after 30 days past due, the customer will receive a letter from the Bank. If the delinquency continues, similar subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status for 60 days or more and no repayment plan is in effect, the Bank's attorney will send a letter to the customer. After 90 days past due, the Board of Directors typically approves the initiation of foreclosure proceedings as soon as possible. Loans are reviewed on a monthly basis and are placed on a non-accrual and non-performing status when the loan becomes more than 90 days delinquent.

      The following table sets forth information regarding  non-performing loans
and  real  estate  owned.  During  the  periods  indicated,   the  Bank  had  no
restructured loans within the meaning of SFAS No. 15.


                                                        At December 31,
                                    -------------------------------------------------
                                     1996      1995      1994       1993       1992
                                     ----      ----      ----       ----       ----
                                               (Dollars in Thousands)

Non-performing loans:
   Nonaccrual loans:
   One- to four-family residential  $   989   $1,059     $4,182     $3,894    $3,888
   Commercial real estate......         860      860         --         --        --
   Consumer loans..............          52       23         20         --         9
                                    -------   ------     ------     ------    ------
Total nonaccrual loans.........       1,901    1,942      4,202      3,894     3,897
   Accruing one- to four-family
    residential................          --      505         --         --        --
                                    -------   ------     ------     ------    ------
Total non-performing loans.....       1,901    2,447      4,202      3,894     3,897
                                    -------   ------     ------     ------    ------
Real estate owned..............         857    1,501      1,765      1,859     1,677
                                    -------   ------     ------     ------    ------
Total non-performing assets....     $ 2,758   $3,948     $5,967     $5,753    $5,574
                                    =======   ======     ======     ======    ======
Total non-performing loans to
  net loans....................        1.62%    2.54%      4.43%      3.83%     3.03%
                                    =======   ======     ======     ======    ======
Total non-performing loans to
  total assets.................         .63%     .79%      2.17%      1.93%     1.95%
                                    =======   ======     ======     ======    ======
Total non-performing assets to
  total assets.................         .91%    1.27%      3.09%      2.85%     2.79%
                                    =======   ======     ======     ======    ======



      Interest income that would have been recorded on nonaccrual loans had they been current under the original terms of such loans was approximately $198,000 and $189,000 for the years ended December 31, 1996 and 1995, respectively. Amounts included in the Bank's interest income attributable to non-performing loans for the years ended December 31, 1996 and 1995 were approximately $84,000 and $39,000, respectively.

      Classified and Criticized Assets. OTS regulations provide for a classification system for problem assets of insured institutions which covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution may sustain "some loss" if the deficiencies are not corrected. Loans classified as substandard may or may not be considered impaired under generally accepted accounting principals. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and as such, are charged off by the Bank. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" by management.

      When the Bank classifies problem assets as either substandard or doubtful, it may establish general allowances for loan and lease losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities. When the Bank classifies problem assets as loss, it is considered uncollectible and the Bank charges off such amount. The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

      The  following  table  provides  further   information  about  the  Bank's
classified assets as of the dates indicated.

                                             At December 31,
                   ------------------------------------------------------------------
                        1996             1995              1994             1993
                   ---------------  ---------------  ----------------  --------------
                                             (In Thousands)

Criticized:

  Special Mention       $  2,931           $2,639            $2,094           $1,406
Classified:

  Substandard....          3,665            3,925             5,901            8,549
  Doubtful.......             --               --                --               --
  Loss...........       $     --               --               123              501
                        --------           ------            ------          -------
                        $  6,596           $6,564            $8,118          $10,456
                        ========           ======            ======          =======



      Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is carried at the lower of the cost or fair value less selling costs. It is the policy of the Bank to obtain an appraisal on all real estate acquired through foreclosure as soon as practicable after it takes possession of the property. The Bank generally reassesses the value of real estate owned at least every eighteen months. These properties are subsequently evaluated and carried at the lower of the "new" cost or fair value minus selling costs of the underlying collateral. The Bank's real estate owned totaled $857,000 million at December 31, 1996.

      Allowance for Loan Losses. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Bank's loan portfolio. Such evaluation, which includes a review of certain loans of which full collectibility of interest and principal may not be reasonably assured, considers the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions.

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

      Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated.


                                                      At December 31,
                                  ---------------------------------------------------------
                                    1996       1995        1994        1993          1992
                                    ----       ----        ----        ----          ----
                                                    (Dollars in Thousands)

Total loans outstanding .......   $118,493    $ 97,971    $ 96,447    $103,001    $130,027
                                  ========    ========    ========    ========    ========

Allowance balances (at
  beginning of period) ........   $    958    $  1,169    $    818    $    731    $    835
Provision:
  One- to four-family .........        136          87         340         325         391
  Commercial real estate(1) ...         38          35          13          --          --
  Consumer ....................          9           9           3           3          --
                                  ========    --------    --------    --------    --------
Total provision for loan losses        183         131         356         328         391
                                  --------    --------    --------    --------    --------
Charge-offs net of recoveries:
  One- to four-family .........         51         342           5         241         495
  Commercial real estate ......         --          --          --          --          --
Consumer ......................         --          --          --          --          --
                                  --------    --------    --------    --------    --------
Total charge-offs .............         51         342           5         241         495
                                  --------    --------    --------    --------    --------
Allowance balance (at end of
  period) .....................   $  1,090    $    958    $  1,169    $    818    $    731
                                  ========    ========    ========    ========    ========
Allowance for loan losses as
  a percent of total loans

  outstanding .................       0.92%       0.98%       1.21%       0.79%       0.56%
                                  ========    ========    ========    ========    ========


-----------------------------
(1)  Includes residential construction loans.

      Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Bank's allowance for loan and lease losses by loan category and the percentage of loans in each category to net loans receivable at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.


                                                                         At December 31,
                    ----------------------------------------------------------------------------------------------------------------
                          1996                   1995                1994                    1993                   1992
                    ---------------------- --------------------- -------------------- ----------------------- ----------------------
                             Percent of             Percent of          Percent of              Percent of             Percent of
                              Loans to               Loans to            Loans to                Loans to               Loans to
                    Amount  Loan Portfolio Amount Loan Portfolio AmountLoan Portfolio  Amount  Loan Portfolio Amount Loan Portfolio
                    ------  -------------- ------ -------------- -------------------- -------  -------------- ------ --------------
                                                            (Dollars in Thousands)

At end of period
 allocated to:
One-to four-family..$   863     91.66%      $778      92.31%     $1,033    92.71%       $814       93.62%      $730      96.92%
Commercial real
  estate(1).........    200       3.27       162       4.82         127     4.71          --        3.54         --       0.36
Consumer ...........     27       5.07        18       3.54           9     3.80           4        4.04          1       3.70
                     ------   --------      ----      -----      ------   ------         ---      ------        ---     ------
Total allowance.....$ 1,090    100.00%      $958     100.00%     $1,169   100.00%       $818      100.00%      $731     100.00%
                      =====    ======        ===     ======       =====   ======         ===      ======        ===      ======


(1)  Includes residential construction loans.

Investment Activities

      The investment policy of the Bank, which is approved by the Board of Directors and implemented by certain officers as authorized by the Board, is designed primarily to provide and maintain liquidity and to manage the interest rate sensitivity of its overall assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to provide a flow of earnings and a countercyclical balance to earnings and to provide a balance of quality and diversification of the Bank's assets. In establishing its investment strategies, the Bank considers its business and growth plans, the economic environment, its interest rate sensitivity position, the types of securities to be held, and other factors. Federally chartered savings institutions have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed and mortgage-related securities, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements, loans of federal funds, and, subject to certain limits, corporate securities, commercial paper and mutual funds.

      Current regulatory and accounting guidelines regarding investment portfolio policy require insured institutions to categorize securities as held for "investment," "sale," or "trading." At December 31, 1996, the Bank had no securities held available for sale or trading. The Bank's securities portfolio, which the Bank has the ability and intent to hold to maturity, are accounted for on an amortized cost basis. The Bank may purchase securities in the future to be held available for sale or trading.

      At December 31, 1996, the Bank had an investment securities portfolio of $51.4 million, consisting primarily of short and medium term U.S. Government and agency securities. The estimated fair value of the Bank's investment securities portfolio at December 31, 1996 was $51.2 million, resulting in a net unrealized loss at that date of approximately $166,000. In addition, at December 31, 1996, the Bank had federal funds sold of $5.0 million and FHLB stock of $2.1 million.

      To supplement lending activities and to utilize excess liquidity, the Bank invests in residential mortgage-backed securities. The Bank's investment in mortgage-backed securities, which had increased significantly during the past few years as a result of a decline in loan demand, decreased by approximately 4.7% or $5.5 million during the year ended December 31, 1996. The decrease was primarily due to the Bank using more of its funds for loan originations. While the Bank did purchase $16.1 million of mortgage-backed securities in 1996, these were more than offset by repayments and prepayments received. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. The mortgage-backed securities portfolio at December 31, 1996 consisted of both fixed-rate and adjustable rate certificates issued by the FHLMC, GNMA and FNMA. The fixed rate certificates provide the certificate holder principal payments while the adjustable rate securities provide protection against rising interest rates. At December 31, 1996, the mortgage-backed securities portfolio had an estimated fair value of $112.4 million and a carrying value of $112.5 million. The portfolio is classified as held to maturity, and is recorded at amortized cost.

      Mortgage-backed securities represent a participation interest in a pool of single-family or multi- family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include FHLMC, FNMA, and GNMA.

      Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate mortgages or adjustable-rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, fixed rate or adjustable rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

Investment and Mortgage-backed Securities Portfolio

      The following table sets forth the carrying value of the Bank's investment and mortgage-backed securities portfolio.

                                       At December 31,
                                  --------------------------
                                  1996      1995      1994
                                  ----      ----      ----
                                      (In Thousands)
Investment Securities:
 U.S. Government securities ..   $ 6,006   $10,014   $14,016
 U.S. Agency securities ......    45,022    19,985    21,977
 Other securities ............       342        --       153
                                 -------   -------   -------
   Total investment securities    51,370    29,999    36,146
                                 -------   -------   -------
Federal funds sold ...........     5,000    39,800     1,100
FHLB Stock ...................     2,076     1,395     1,511
                                 -------   -------   -------
   Total investment
   securities, federal funds
   sold and FHLB stock .......   $58,446   $71,194   $38,757
                                 =======   =======   =======




                                     At December 31,
                               -----------------------------
                                1996       1995      1994
                                ----       ----      ----

                               Amount     Amount    Amount
                               ------     ------    ------
                                 (Dollars in Thousands)

Mortgage-backed securities:
  GNMA ....................   $ 33,675   $ 38,714   $ 26,206
  FNMA ....................     49,434     45,613      5,895
  FHLMC ...................     28,297     32,590     19,416
                              --------   --------   --------
      Total ...............    111,406    116,917     51,517
  Net premiums ............      1,067      1,103        147
                              --------   --------   --------
Net mortgage-backed
securities ................   $112,473   $118,020   $ 51,664
                              ========   ========   ========

     Investment and Mortgage-backed Securities Portfolios Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment and mortgage-backed securities portfolios at December 31, 1996.


                                                                                                       Total Investment and
                                         One Year or Less    One to Five Years  More Than Five Years  Mortgage-backed Securities
                                       --------------------  ------------------ --------------------  --------------------------

                                                   Weighted            Weighted            Weighted            Weighted  Estimated
                                       Carrying     Average  Carrying   Average  Carrying   Average  Carrying   Average     Fair
                                        Value        Yield    Value     Yield      Value     Yield     Value     Yield      Value
                                        -----        -----    -----     -----      -----     -----    -------   -------    -------

                                                                 (Dollars in Thousands)

U.S. Government securities.........   $  6,006       5.63%   $    --       --%    $     --      --%  $  6,006    5.63%   $  6,000
U.S. Agency securities ............      3,002       5.35     15,014     5.39       27,006    7.23     45,022    6.49      44,862
Other securities ..................        342       6.00         --       --           --      --        342    6.00         342
                                      --------       ----    -------      ----    --------    ----   --------    ----    --------
  Total investment securities......      9,350       5.55%   $15,014     5.39%    $ 27,006    7.23%  $ 51,370    6.39%   $ 51,204
                                      ========       ====    =======      ====    ========    ====   ========    ====    ========

GNMA ..............................   $     --         --%   $    52     7.66%$     34,114    6.86%  $ 34,166    6.86    $ 34,369
FNMA ..............................        112       8.50      3,129     7.00       46,674    6.74     49,915    6.76      49,703
FHLMC .............................        752       8.02      9,872     6.66       17,768    6.87     28,392    6.83      28,354
                                      --------       ----    -------      ----    --------    ----   --------    ----    --------
   Total mortgage-backed
   securities .....................   $    864       8.08%   $13,053      6.75%   $ 98,556    6.80%  $112,473    6.81%   $112,426
                                      ========       ====    =======      ====    ========    ====   ========    ====    ========

Sources of Funds

      General. Deposits are the major source of the Bank's funds for lending and other investment purposes. The Bank derives funds from amortization and prepayment of loans and maturities of investment securities, mortgage-backed securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Bank can obtain advances from the FHLB as an alternative to retail deposit funds. FHLB advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These advances are collateralized by the capital stock of the FHLB held by the Bank and by certain of the Bank's mortgage loans and mortgage-backed securities. At December 31, 1996, the Bank has a $9.0 million FHLB advance, with a rate of 5.82% and a term of three years, with a one-time callable feature at the end of the second year. In addition, the Bank also has three repurchase agreements with an independent third party totaling $24.6 million. The terms of the repurchase agreements are one year, six months and overnight. The annual rates on the one-year and six month repurchase agreements are 5.68% and 5.50%, respectively. The effective rate on the overnight repurchase agreement adjusts daily.

      Deposits. The Bank currently offers NOW Accounts, Super NOW accounts, regular passbook statement savings accounts and savings accounts, money market deposit accounts and term certificate accounts, primarily to consumers within its primary market area. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors.

      Although the Bank partially relies on customer service and relationships with customers to attract and retain deposits, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits.

      The interest rates paid by the Bank on deposits are monitored regularly and are set as needed at the direction of the Board of Directors. The interest rates on deposit account products are determined by evaluating the interest rates offered by other local institutions, and the degree of competition the Bank wishes to maintain; the Bank's anticipated need for cash and the timing of that desired cash flow; the cost of borrowing from other sources versus the cost of acquiring funds through customer deposits; and the Bank's anticipation of future economic conditions and related interest rates. The Bank's interest rates typically are competitive with those offered by competitors in the Bank's primary market area.

      Regular savings accounts, money market accounts and NOW accounts including non-interest bearing deposits constituted $49.7 million, $14.8 million and $20.9 million, respectively, or 21.8%, 6.5%, and 9.1%, respectively. Certificates of deposit constituted $142.9 million or 62.6% of the deposit portfolio. As of December 31, 1996, the Bank had no brokered deposits.

      Jumbo Certificate Accounts. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1996.

                                                  Certificates
                                                  of Deposits
                                                  ------------
Maturity Period                                  (In Thousands)
---------------
Within three months............................       $1,655
Three through six months.......................        1,634
Six through twelve months......................        3,211
Over twelve months.............................        3,552
                                                    -------
                                                     $10,052
                                                     =======

      Savings Deposit Activity. The following table sets forth the savings activities of the Bank for the periods indicated.

                                           Year Ended December 31,
                                       --------------------------------
                                        1996        1995       1994
                                       --------   --------    --------
                                               (In Thousands)
Net increase (decrease)
  before interest credited, deposits

  purchased and deposits sold.......   $(21,401)   $  7,949   $(17,672)
Deposits purchased .................         --      54,415         --
Deposits sold ......................     (9,221)         --         --
Interest credited ..................     11,083       9,314      7,170
                                       --------    --------   --------
Net increase (decrease) in
  savings deposits .................   $(19,539)   $ 71,678   $(10,502)
                                       ========    ========   ========



Subsidiary Activities

      As of January 5, 1996, the Bank was the sole subsidiary of the Company. The Bank has no active subsidiaries.

Personnel

      As of December 31, 1996, the Bank had 35 full-time and 9 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Regulation

      Set forth below is a brief description of all materials laws and regulations which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Company Regulation

      General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company. The Company is also required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and the SEC.

      Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other Savings Association Insurance Fund ("SAIF")-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition. See "Regulation of the Bank -- Qualified Thrift Lender Test."

      Restrictions on Acquisitions. The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

      Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings institution without giving at least 60 days' written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. In addition, no company may acquire control of such an institution without prior OTS approval.

      Federal Securities Law. The Company is subject to filing and reporting requirements by virtue of having its common stock registered under the Securities Exchange Act of 1934. Furthermore, Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Regulation of the Bank

      General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

      The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that they find in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

      The Bank  must  file  reports  with the OTS and the  FDIC  concerning  its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC or the Congress could have a material adverse impact on the Company, the Bank and their operations.

      Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. Two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks, state savings banks and some federal savings banks, and the SAIF for savings associations, are maintained and administered by the FDIC. The Bank is a member of the SAIF and its deposit accounts are insured by the FDIC, up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including the Bank, and has under certain circumstances, authority to initiate enforcement actions against federally insured savings institutions to safeguard safety and soundness and the deposit insurance fund.

      Assessments. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such assessment rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments are set within a range, based on the risk the institution poses to its deposit insurance fund. This risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

      Because a significant portion of the assessments paid into the SAIF by savings associations were used to pay the cost of prior thrift failures, the reserves of the SAIF were below the level required by law. The BIF had, however, met its required reserve level during the third calendar quarter of 1995. As a result, deposit insurance premiums for deposits insured by the BIF were substantially less than premiums for SAIF-insured deposits. Legislation to capitalize the SAIF and to eliminate the significant premium disparity between the BIF and the SAIF became effective December 31, 1996. The recapitalization plan provided for a special assessment equal to $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. Certain BIF institutions holding SAIF-insured deposits were required to pay a lower special assessment. Based on its deposits at March 31, 1995, on November 27, 1996, the Bank paid a pre-tax special assessment of $1.2 million. Such payment was recorded as an expense and accounted for by the Bank as of December 31, 1996. Earnings and capital were, therefore, negatively affected for the quarter ended September 30, 1996, by an after-tax amount of approximately $750,000.

      The recapitalization plan also provides that the cost of prior thrift failures will be shared by both the SAIF and the BIF (Fico Bond payments), which will increase BIF assessments for healthy banks to approximately $.013 per $100 of deposits in 1997. SAIF assessments for healthy savings institutions in 1997 will be approximately $.064 per $100 in deposits and may never be reduced below the level set for healthy BIF institutions.

      The FDIC has lowered the rates on assessments paid to the SAIF and widened the spread of those rates. The FDIC's action established a base assessment schedule for the SAIF with rates ranging from 4 to 31 basis points, and an adjusted assessment schedule that reduces these rates by 4 basis points. As a result, the effective SAIF rates range from 0 to 27 basis points as of October 1, 1996. In addition, the FDIC's final rule prescribed a special interim schedule of rates ranging from 18 to 27 basis points for SAIF-member savings institutions for the last quarter of calendar 1996, to reflect the assessments paid to the Financing Corp. (Fico Bonds). Finally, the FDIC's action established a procedure for making limited adjustments to the base assessment rates by rulemaking without notice and comment, for both the SAIF and the BIF.

      Examination Fees. In addition to federal deposit insurance premiums, savings institutions like the Bank are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment is paid on a semi-annual basis and is computed based on total assets of the institution, including subsidiaries.

      Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

      Savings associations with a greater than "normal" level of interest rate exposure will, in the future, be subject to a deduction for an interest rate risk ("IRR") component which may be from capital for purposes of calculating their risk-based capital requirement. See "-- Net Portfolio Value Analysis."

      Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), plus purchased mortgage servicing rights valued at the lower of the maximum percentage established by the OTS or the amount includable in core capital. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, and qualifying supervisory goodwill, less nonqualifying intangible assets.

      The OTS requires a core capital ratio of at least 3% for those savings associations in the strongest financial and managerial condition. All other savings associations are required to maintain minimum core capital of at least 4% of total adjusted assets, with a maximum core capital ratio requirement of 5%. In determining the required minimum core capital ratio, the OTS assesses the quality of risk management and the level of risk in each savings association on a case-by-case basis.

      The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital (which is defined as core capital plus supplementary capital) of 8% of risk-weighted assets. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock and the portion of the allowance for loan losses not designated for specific loan losses. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of

1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans and other assets.

      As shown below, the Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 1996:

                                                                  Percent of
                                                                   Adjusted
                                                    Amount          Assets
                                                    ------         --------
                                                     (Dollars in Thousands)

Tangible Capital:
Actual capital..........................            $25,657          8.54%
Regulatory requirement..................              4,506          1.50
                                                    -------          ----
  Excess................................            $21,151          7.04%
                                                    =======         =====

Core Capital:
Actual capital..........................            $25,657          8.54%
Regulatory requirement..................              9,013          3.00
                                                    -------          ----
  Excess................................            $16,644          5.54%
                                                    =======         =====

Risk-Based Capital:
Actual capital..........................            $25,910         27.37%
Regulatory requirement..................              7,573          8.00
                                                    -------          ----
  Excess................................            $18,337         19.37%
                                                    =======         =====


      The Bank is not under any agreement with regulatory authorities nor is it aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations of the Bank or the Company.

      Net Portfolio Value Analysis. In order to encourage associations to reduce their IRR, the OTS adopted a final rule in August 1993 incorporating an IRR component into the risk-based capital rules. The IRR component is a dollar amount that will be deducted from total capital for the purpose of calculating an institution's risk-based capital requirement and is measured in terms of the sensitivity of its Net Portfolio Value ("NPV") to changes in interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts. An institution's IRR is measured as the change to its NPV as a result of a hypothetical 200 basis point ("bp") change in market interest rates. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change. The rules provide that the OTS will calculate the IRR component quarterly for each institution. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk reduction determination. It is uncertain as to when this evaluation may be completed.

      The following table presents the Bank's NPV at December 31, 1996, as calculated by OTS and based on OTS assumptions using raw data provided to FinPro, Inc. by the Bank.

                                  Net Portfolio Value
                                   ($ In Thousands)

  Change in                                     Percent of                Change in NPV
Interest Rate                      Amount of    Estimated    NPV Ratio      Ratio (4)
(Basis Points)       NPV           Change (1)    NPV (2)        (3)
--------------     --------        ----------   ----------   ---------    -------------
    +400             3,599          (24,295)      -87%        1.31%          -786 bp
    +300            10,104          (17,789)      -64%        3.58%          -560 bp
    +200            16,562          (11,331)      -41%        5.71%          -346 bp
    +100            22,609           (5,284)      -19%        7.60%          -157 bp
     Par            27,893               --                   9.17%
    -100            32,089            4,195       +15%       10.36%           119 bp
    -200            35,404            7,511       +27%       11.26%           209 bp
    -300            38,295           10,402       +37%       12.01%           284 bp
    -400            41,916           14,023       +50%       12.94%           377 bp


----------------------------
(1) Represents the excess (deficiency) of the estimated NPV assuming the indicated change in interest rates minus the estimated NPV assuming no change in interest rates.
(2) Calculated as the amount of change in the estimated NPV divided by the estimated NPV assuming no change in interest rates.
(3)   Calculated as the estimated NPV divided by average total assets.
(4) Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

      If the OTS rule regarding the IRR component had been in effect at December 31, 1996, the Bank would have had to deduct from its risk-based capital approximately $2.6 million. The Bank would have met its capital requirements, had this rule been in effect at December 31, 1996.

                                                  December 31,      December 31,
                                                      1996             1995(1)
                                                  ------------      ------------

    *** RISK MEASURES: 200 BP RATE SHOCK ***

Pre-Shock NPV Ratio: NPV as % of PV of Assets...      9.17%            6.76%

Exposure Measure: Post-Shock NPV Ratio..........      5.71%            5.63%

Sensitivity Measure: Change in NPV Ratio........      (346) bp         (113) bp



*** CALCULATION OF CAPITAL COMPONENT ***

Change in NPV as % of PV of Assets..............      3.73%             1.3%

Interest Rate Risk Capital Component ($000).....     $2,630               --

-----------------------------
(1) Percentages for 1995 are calculated by FinPro, Inc. and based on OTS assumptions using raw data provided to FinPro, Inc. by the Bank.

      Certain shortcomings are inherent in the methodology used in the above table. Modeling changes in NPV requires the making of certain assumptions that may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the models assume that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the models assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements do provide an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income.

      In times of decreasing interest rates, the value of fixed-rate assets could increase in value and the lag in repricing of interest rate sensitive assets could be expected to have a positive effect on the Bank.

      Prompt Corrective Action. The FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions.
Under this system, which became effective December 19, 1992, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Under the OTS final rule implementing the prompt corrective action provisions, an institution shall be deemed to be
(i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk- based capital ratio (core or leverage capital to risk-weighted assets) of 6.0% or more, has a leverage capital of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risked-based ratio of 4.0% or more and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage capital ratio that is less than 4.0% (3.0% in certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. In addition, under certain circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). Immediately upon becoming undercapitalized, an institution shall become subject to various restrictions and could be subject to additional supervisory actions.

      As of December 31, 1996, the Bank was a "well capitalized institution" as defined in the prompt corrective action regulations and as such is not subject to any prompt corrective action measures.

      Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account to be established in connection with the Conversion.

      OTS  regulations  impose  limitations  upon all capital  distributions  by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. Based on the Bank's capital levels at December 31, 1996, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

      Finally, under the FDICIA, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be "undercapitalized" (not meet any one of its minimum regulatory capital requirements). OTS regulations also prohibit the Bank from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory (or total) capital of the Bank would be reduced below the amount required to be maintained for the liquidation account established by it for certain depositors in connection with its conversion from mutual to stock form. In addition, such regulations prohibit an institution from repurchasing any of its stock for a period of at least one year from the date of its conversion without a waiver of such prohibition by the OTS.

      Qualified Thrift Lender Test. The Home Owners' Loan Act ("HOLA"), as amended, requires savings institutions to meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of New York. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The method for measuring compliance with the QTL test is on a monthly basis in nine out of every 12 months. As of December 31, 1996, the Bank was in compliance with its QTL requirement.

      A savings association that does not meet a QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the savings association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the savings association shall be restricted to those of a national bank; (iii) the savings association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the savings association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

      Loans-to-One Borrower. See "Business -- Lending Activities -- Loans-to-One Borrower."

      Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. Current law requires public disclosure of an institution's CRA rating and requires the OTS to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system in lieu of the existing five-tiered numerical rating system. The Bank received a satisfactory rating (the second highest rating available) as a result of its last evaluation in November, 1993. In April 1995, final CRA regulations were adopted by the federal banking agencies, including the OTS. Under these regulations, the Bank, as a relatively small institution, will have several alternatives to choose from to satisfy its CRA obligations. These alternatives were effective January 1, 1996.

      Transactions With Affiliates. Generally, restrictions on transactions with affiliates require that transactions between a savings association or its subsidiaries and its affiliates be on terms as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain of these transactions are restricted to an aggregate percentage of the Bank's capital; collateral in specified amounts must usually be provided by affiliates to receive loans from the Bank. Affiliates of the Bank include the Company and any company which would be under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate which is not a subsidiary. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

      The Bank's authority to extend credit to its officers, directors and 10% shareholders, as well as to entities that such persons control is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the Federal Reserve Board. Among other things, these regulations require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and require certain approval procedures to be followed. Recent legislation permits savings institutions to make loans to executive officers, trustees and principal shareholders ("insiders") on preferential terms, provided the extension of credit is made pursuant to a benefit or compensation program of the Bank that is widely available to employees of the Bank or its affiliates and does not give preference to any insider over other employees of the Bank or affiliate.

      Branching by Federal Savings Banks. Effective May 11, 1992, the OTS amended its Policy Statement on Branching by Federal Savings Associations to permit interstate branching to the full extent permitted by statute (which is essentially unlimited). This permits savings associations with interstate networks to diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal associations. However, the OTS will evaluate a branching applicant's record of compliance with the CRA. A poor CRA record may be the basis for denial of a branching application.

      Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 5%. At December 31, 1996, the Bank's liquidity ratio was 12.88%.

      Liquid assets for purposes of this ratio include specified short-term assets (e.g., cash, certain time deposits, certain banker's acceptances and short-term U.S. Government obligations), and long-term assets (e.g., U.S. Government obligations of more than one and less than five years and state agency obligations with a minimum term of 18 months). The regulations governing liquidity requirements include as liquid assets debt securities hedged with forward commitments obtained from, or debt securities subject to repurchase agreements with, members of the Bank of Primary Dealers in United States Government Securities or banks whose accounts are insured by the FDIC, debt securities directly hedged with a short financial future position, and debt securities that provide the holder with a right to redeem the security at par value, regardless of the stated maturities of the securities. FIRREA also authorized the OTS to designate as liquid assets certain mortgage-related securities with less than one year to maturity. Short- term liquid assets currently must constitute at least 1% of an association's average daily balance of net withdrawable deposit accounts and current borrowings. Monetary penalties may be imposed upon associations for violations of liquidity requirements.

      Federal Home Loan Bank System. The Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. As of December 31, 1996, the Bank had no borrowed funds from the FHLB of New York to fund operations; however, there can be no assurances that borrowings will not be made in the future.

      As a member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. As of December 31, 1996, the Bank had $2.1 million in FHLB stock, which was in compliance with this requirement.

      The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended December 31, 1996, dividends paid by the FHLB of New York to the Bank totaled $126,000.

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS.

      Savings associations have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings associations to exhaust all OTS sources before borrowing from the Federal Reserve System. The Bank had no such borrowings at December 31, 1996.

Federal Taxation

      Savings institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), in the same general manner as other corporations. However, savings institutions such as the Bank, which meet certain definitional tests and other conditions prescribed by the Code may benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. The amount of the bad debt deduction that a qualifying savings institution may claim with respect to additions to its reserve for bad debts is subject to certain limitations.

      Prior to certain changes to the Code in 1996, thrift institutions enjoyed a tax advantage over banks with respect to determining additions to its bad debt reserves. All thrift institutions, prior to 1996, were generally allowed a deduction for additions to a reserve for bad debts. In contrast, only "small banks" (the average adjusted bases of all assets of such institution equals $500 million or less) were allowed a similar deduction for additions to their bad debt reserves. In addition, while small banks were only allowed to use the experience method in determining their annual addition to a bad debt reserve, all thrift institutions generally enjoyed a choice between (i) the percentage of taxable income method and, (ii) the experience method, for determining the annual addition to their bad debt reserve. This choice of methods provided a distinct advantage to thrift institutions that continually experienced little or no losses from bad debts, over small banks in a similar situation, because thrift institutions in comparison to small banks were generally allowed a greater tax deduction by using the percentage of taxable income method (rather than the experience method) to determine their deductible addition to their bad debt reserves.

      The Code was revised in August 1996 to equalize the taxation of thrift institutions and banks, effective for taxable years beginning after 1995. All thrift institutions are now subject to the same provisions as banks with respect to deductions for bad debt. Now only thrift institutions that are treated as small banks may continue to account for bad debts under the reserve method; however such institutions may only use the experience method for determining additions to their bad debt reserve. Thrift institutions that are not treated as small banks may no longer use the reserve method to account for their bad debts but must alternatively use the specific charge-off method.

      The revisions to the Code in 1996 also provided that all thrift institutions must generally recapture any "applicable excess reserves" into their taxable income, over a six year period beginning in 1996; however, such recapture may be delayed up to two years if a thrift institution meets a residential-lending test. Generally, a thrift institution's applicable excess reserves equals the excess of (i) the balance of its bad debt reserves as of the close of its taxable year beginning before January 1, 1996, over (ii) the balance of such reserves as of the close of its last taxable year beginning before January 1, 1988 ("pre- 1988 reserves"). The Bank will not be required to recapture any amounts into income with regard to any applicable excess reserves because the balance of its bad debt reserves as of the close of its taxable year beginning before January 1, 1996 did not exceed the balance of its pre-1988 reserves.

      In addition, all thrift institutions must continue to keep track of their pre-1988 reserves because this amount remains subject to recapture in the future under the Code. A thrift institution such as the Bank, would generally be required to recapture into its taxable income its pre-1988 reserves in the case of certain excess distributions to, and redemptions of, shareholders (e.g., stock repurchases). For taxable years after 1995, the Bank will continue to account for its bad debts under the reserve method. Any additions to the Bank's bad debt reserves after 1995 will generally not be subject to the recapture provisions of the Code. The balance of the Bank's pre-1988 reserves equaled $2.4 million.

      The Code imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is increased by certain preference items defined in the Code. Only a portion of AMTI can be offset by net operating loss carryovers; however, the Bank currently has no net operating loss carryovers. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Company's AMTI is increased by an amount equal to 75% of the amount by which the Company's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses).

Item  2.  Properties
---------------------

      The Bank operates from its main office located at 86 Main Street, Little Falls, New Jersey and 7 branch offices. This includes three branches purchased from an unaffiliated commercial bank in December 1995. The Bank's total investment in office property and equipment is $4.0 million with a net book value of $2.7 million at December 31, 1996.

Item 3.  Legal Proceedings
--------------------------

      Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

      Not applicable.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

      Information relating to the market for Registrant's common equity and related stockholder matters appears under "Stock Market Information" in the Registrant's 1996 Annual Report to Stockholders ("Annual Report") on page _, and is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

      The above-captioned information appears in the Annual Report on pages 3 and 4, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations
--------------------------------------------------------------------------

      The above-captioned information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on pages 5 through 15 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
-----------------------------------------------------

      The Financial Statements of the Bank, together with the report thereon by Radics & Co., LLC, appear in the Annual Report on pages 16 through 51 and are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------

      Lewis W. Parker, III declined to stand for re-election in 1995 as indenpendent auditor for the Bank. The reports of Lewis W. Parker, III on the financial statements of the Bank for the past three years prior to his resignation contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. Further, during the three most recent fiscal years and the subsequent period preceding the resignation of Lewis W. Parker, III, there were no disagreements with Lewis W. Parker, III on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Lewis W. Parker, III, would have caused Lewis W. Parker, III to make reference to the subject matter of the disagreements in connection with his report. The Bank accepted Lewis W. Parker, III's resignation, effective as of the closing of the Conversion, and appointed Radics & Co., LLC, Pine Brook, New Jersey, certified public accountants, to conduct an audit of the financial statements for the fiscal years ended December 31, 1995 and 1996.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
-------------------------------------------------------------

      The information contained under the section captioned "Proposal I -- Election of Directors" at pages 4 through 8 of the Registrant's definitive proxy statement for the Registrant's 1997 Annual Meeting of Stockholders to be held on April 17, 1997 (the "Proxy Statement"), which was filed with the Commission on March 24, 1997 and incorporated herein by reference. See also "Item 1. Business of the Bank -- Personnel" included herein.

Item 11.  Executive Compensation
---------------------------------

      The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement at pages 10 through 14.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

      The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement at pages 5-6.

                                    PART IV

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

      The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement at page 16.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------------------------------------------------------------------------

(a)    The following documents are filed as a part of this report:

(1) Financial Statements of the Company are incorporated by reference to the following indicated pages of the Annual Report.

                                                                         PAGE
                                                                         ----

Independent Auditors' Report.........................................     17
Consolidated Statements of Financial Condition as of
  December 31, 1996 and 1995.........................................     18
Consolidated Statements of Income For the Years Ended
  December 31, 1996, 1995 and 1994...................................     19
Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 1996, 1995 and 1994...............     20
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994...................................     21
Notes to Consolidated Financial Statements...........................     24


      The remaining information appearing in the Annual Report is not deemed to be filed as part of this report, except as expressly provided herein.

      (2)   All  schedules  are  omitted   because  they  are  not  required  or
applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

      (3)   Exhibits

            (a)   The following exhibits are filed as part of this report.

       2.0  Branch Sale Agreement**
       3.1  Articles of Incorporation of Little Falls Bancorp, Inc.*
       3.2  Bylaws of Little Falls Bancorp, Inc.*
       4.0  Form of Stock Certificate of Little Falls Bancorp, Inc.*
      10.1  Employment Agreement between the Bank and John P. Pullara**
      10.2  Employment Agreement between the Bank and Leonard G. Romaine**
      10.4  Form of Employment Agreement with Seven Employees of the Bank
      10.6  1996 Management Stock Bonus Plan
      10.7  1996 Stock Option Plan
      13.0  1996 Annual Report to Stockholders
      21.0 Subsidiary of the Registrant (See Item 1 - Business-Subsidiary Activities)

            (b)   Reports on Form 8-K.


            None.

------------------------------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed with the Securities and Exchange Commission on September 25, 1995, Registration No. 33-97316.
** Incorporated by reference into this document from the Exhibits to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1995 (File No. 0-27010).

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LITTLE FALLS BANCORP, INC.

Dated:  March 24, 1997              By:    /s/ Leonard G. Romaine
                                           --------------------------------
                                           Leonard G. Romaine
                                           President and Director
                                           (Duly Authorized Representative)

     Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Leonard G. Romaine         By:     /s/ Richard A. Capone
     -----------------------------          ----------------------------------
     Leonard G. Romaine                     Richard A. Capone
     President and Director                 Chief Financial Officer
     (Principal Executive Officer)          Principal Financial and Accounting
                                              Officer)

Date:  March 24, 1997                       Date: March 24, 1997


By:                                 By:     /s/ John P. Pullara
     -------------------------              --------------------
     Albert J. Weite                        John P. Pullara
     Chairman of the Board and              Director
       Director

Date:  March __, 1997                       Date: March 25, 1997


By: /s/ Edward J. Seugling           By:     /s/ George Kuiken
    -----------------------                  -------------------
    Edward J. Seugling                       George Kuiken
    Vice Chairman of the Board               Director
      and Director

Date:  March 25, 1997                        Date: March 25, 1997


By:                                  By:    /s/ Norman A. Parker
      ------------------------               -------------------------
     Raoul G. Barton                         Norman A. Parker
     Director                                Director

Date:  March ____, 1997                      Date: March 25, 1997


By:    /s/ C. Evan Daniels
       --------------------
       C. Evans Daniels
       Director

Date:  March 25, 1997