Form 10-Q
period 1997-03-31
LITTLE FALLS BANCORP INC
filed 1997-05-15
CIK 1001427

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1997
                               -------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -------------------   --------------------------

                    Commission file number     0-27010
                                            -------------

                           LITTLE FALLS BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New Jersey                                     22-3402073
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation          (I.R.S. employer
      or organization)                              employer identification no.)

86 Main Street, Little Falls, New Jersey                    07424
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code    (201) 256-6100
                                                    ----------------------------

                                       N/A
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report.

     Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     X        No
                                               -------         --------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date May 9, 1997.

         Class                                             Outstanding
----------------------------                             -----------------
$.10 par value common stock                              2,745,180 shares

                           LITTLE FALLS BANCORP, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------

PART I - CONSOLIDATED FINANCIAL INFORMATION OF LITTLE FALLS
          BANCORP, INC.

Item 1.     Financial Statements and Notes Thereto.......................   1
Item 2.     Management's Discussion and Analysis of Financial

            Condition and Results of Operations..........................   6

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings............................................  12
Item 2.     Changes in Securities........................................  12
Item 3.     Defaults upon Senior Securities..............................  12
Item 4.     Submission of Matters to a Vote of Security Holders..........  12
Item 5.     Other Materially Important Events............................  12
Item 6.     Exhibits and Reports on Form 8-K.............................  12

SIGNATURES

                           LITTLE FALLS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                      March 31,     December 31,
                                                        1997            1996
                                                    -----------      -----------
ASSETS
Cash and due from banks..........................    $3,867,328       $1,746,743
Interest-bearing deposits in other banks.........     3,210,731        3,627,221
Federal funds sold...............................     3,300,000        5,000,000
                                                    -----------      -----------
     Total cash and cash equivalents.............    10,378,059       10,373,964
Investment securities held-to-maturity net
  (estimated fair values $50,893,000
  and $51,204,000)...............................    51,364,068       51,370,297
Mortgage-backed securities held to maturity, net
  (estimated fair values $106,704,000
  and $112,426,000)..............................   106,993,527      112,473,144
Loans receivable, net............................   122,153,423      117,115,784
Premises and equipment, net......................     2,644,894        2,659,239
Investment in real estate, net...................       678,471          683,054
Foreclosed real estate, net......................       774,357          857,157
Interest receivable, net.........................     2,299,036        1,735,291
Federal Home Loan Bank of New York stock, at cost     2,222,000        2,075,700
Excess of cost over assets acquired..............     3,126,820        3,217,017
Other assets.....................................       749,209          957,091
                                                    -----------      -----------
      TOTAL ASSETS...............................  $303,383,864     $303,517,738
                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits.......................................  $227,548,995     $228,311,543
  Securities sold under agreements
    to repurchase................................    33,623,500       33,623,500
  Accounts payable and other liabilities.........     2,970,583        1,134,397
                                                   ------------      -----------
      Total liabilities.........................    264,143,078      263,069,440
                                                   ------------      -----------
Stockholders' Equity:
  Preferred stock; 5,000,000 authorized shares;
    none outstanding.............................            --               --
  Common stock, par value $.10; 10,000,000
     authorized shares; shares issued 3,041,750;
     shares outstanding 2,745,180................       304,175          304,175
  Additional paid-in-capital.....................    28,988,832       28,974,799
  Retained earnings..............................    17,096,424       16,802,056
  Unearned ESOP shares...........................   (2,230,617)      (2,271,173)
  Minimum earned restricted MSBP stock at cost...   (1,556,469)               --
  Minimum pension liability net of deferred taxes      (84,555)         (84,555)
  Treasury stock, at cost; 296,570 shares........   (3,277,004)      (3,277,004)
                                                   -----------      -----------
      Total stockholders' equity.................    39,240,786       40,448,298
                                                    -----------      -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.  $303,383,864     $303,517,738
                                                    ===========      ===========

---------------------
* The consolidated balance sheet at December 31, 1996 has been taken from the audited balance sheet at that date.

See notes to unaudited consolidated financial statements.

                           LITTLE FALLS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)




                                                         For the Three Months
                                                            Ended March 31,
                                                       -------------------------
                                                          1997           1996
                                                       ----------     ----------
Interest income:
  Loans receivable ...............................     $2,205,524     $1,904,823
  Mortgage backed securities .....................      1,814,168      2,084,510
  Investment securities and other interest
    earning assets ...............................        961,423        721,462
                                                       ----------     ----------
      Total interest income ......................      4,981,115      4,710,795
Interest expense:
  Deposits .......................................      2,521,787      2,912,296
  Borrowings .....................................        473,696             --
                                                       ----------     ----------
Total interest expense ...........................      2,995,483      2,912,296
                                                       ----------     ----------
Net interest income before provision for
  loan losses ....................................      1,985,632      1,798,499
Provision for loan losses ........................         60,000         30,000
                                                       ----------     ----------
     Net interest income after provision for
       loan losses ...............................      1,925,632      1,768,499
                                                       ----------     ----------
Non-interest income:
Total non-interest income ........................         68,903         66,798
                                                       ----------     ----------
Non-interest expense:
  Compensation and employee benefits .............        635,600        614,764
  Occupancy, net .................................         77,990        115,241
  Equipment ......................................        113,221        111,860
  Deposit insurance premiums .....................         30,973        109,205
  Amortization of deposit premium ................         90,197         90,197
  Miscellaneous expense ..........................        331,201        310,301
                                                       ----------     ----------
     Total non-interest expense ..................      1,279,182      1,351,568
     Income before provision for
      income taxes ...............................        715,353        483,729
Provision for income taxes .......................        270,000        171,351
                                                       ----------     ----------
      Net income .................................     $  445,353     $  312,378
                                                       ==========     ==========

Weighted average number of common
  shares outstanding .............................      2,568,791      2,800,438
                                                       ==========     ==========
Earnings per share ...............................     $     0.17     $     0.11
                                                       ==========     ==========


See notes to unaudited consolidated financial statements.

                           LITTLE FALLS BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                For the Three Months
                                                                                   Ended March 31,
                                                                                  -----------------
                                                                                1997             1996
                                                                              -------          --------

Cash flows from operating activities:
  Net income ...........................................................   $    445,353    $    312,378
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation .......................................................         34,299          36,915
    Provision for loan losses ..........................................         60,000          30,000
    Amortization of intangibles ........................................         90,197          90,197
    Amortization of deferred fees, premiums and discounts, net..........         24,337.         25,932
    Amortization of unearned ESOP shares ...............................         54,589          40,557
    Loss (gain) on sale of foreclosed real estate ......................          8,169         (35,316)
    Decrease (increase) in other assets ................................        207,882        (229,489)
    Increase in interest receivable, net ...............................       (563,745)       (113,682)
    Increase (decrease) in interest payable ............................        (47,381)        102,203
    Increase in accounts payable and other liabilities .................        275,773          80,250
                                                                           ------------    ------------
      Net cash provided by operating activities ........................        589,473         339,945
                                                                           ------------    ------------
Cash flows from investing activities:
    Purchase of mortgage-backed securities held to maturity ............             --     (10,190,780)
    Principal collections on mortgage-backed securities 5,458,872aturity      6,047,630
    Net increase in loans receivable ...................................     (5,095,002)     (2,222,607)
    Purchase of investments held to maturity ...........................             --      (5,000,000)
    Purchases of premises and equipment ................................        (15,371)        (38,594)
    Proceeds from sale of foreclosed real estate .......................         74,631         127,363
    Purchases of Federal Home Loan Bank of New York stock...............       (146,300)             --
                                                                           ------------    ------------
      Net cash provided by (used in) investing activities ..............        276,830     (11,276,988)
                                                                           ------------    ------------
 Cash flows from financing activities:
   Net decrease in deposits ............................................       (793,578)     (4,540,610)
   Decrease in advances from borrowers .................................             --          18,588
   Refund of oversubscribed stock subscription .........................             --     (19,706,653)
   Costs of issuance of common stock ...................................             --        (717,311)
   Cash dividends paid .................................................        (68,630)             --
                                                                           ------------    ------------
     Net cash used in financing activities .............................       (862,208)    (24,945,986)
                                                                           ------------    ------------
     Increase in cash and cash equivalents .............................          4,095      35,883,029
Cash and cash equivalents:
  Beginning of period ..................................................     10,373,964      53,419,088
                                                                           ------------    ------------
  End of period ........................................................   $ 10,378,059    $ 17,536,059
                                                                           ============    ============
Supplemental disclosures:
Cash paid during the year for:
  Interest .............................................................   $  3,040,164    $  2,810,094
                                                                           ============    ============
  Income taxes .........................................................   $               $
                                                                           ============    ============
Loans receivable transferred to foreclosed real estat$ .................             --    $    308,728
                                                                           ============    ============
Issuance of common stock:
  Deposits used for stock purchase .....................................   $         --    $  2,859,458
  Stock subscriptions used for stock purchase ..........................             --      25,124,642
  Deferred costs .......................................................             --        (422,630)
                                                                           ------------    ------------
                                                                           $         --    $ 27,561,470
                                                                           ============    ============
Repurchase of stock for MSBP - trade date March 26, 1997,
  settlement date April 1, 1997 ........................................   $  1,688,171    $         --
                                                                           ============    ============
Dividend declared ......................................................   $     82,355    $         --
                                                                           ============    ============


             See notes to unaudited consolidated financial statements.

                           LITTLE FALLS BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements as of and for the three month periods ended March 31, 1997 and 1996 include the accounts of Little Falls Bancorp, Inc. (the "Company") and its subsidiary, Little Falls Bank (the "Bank") which, as discussed in Note 3, became the wholly owned subsidiary of the Company on January 5, 1996. The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

      The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the periods ended March 31, 1997 and 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

      These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

NOTE 4 - MANAGEMENT STOCK BONUS PLAN ("MSBP")

      On July 9, 1996, the Bank established a MSBP to provide both key employees and outside directors with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Bank. The Bank, effective March 26, 1997, committed to contribute $1,688,171 to the MSBP to purchase 121,670 shares of common stock of the Company in the open market. The common stock purchase transaction was effected on March 26, 1997 and funded on April 1, 1997.

NOTE 5 - EARNINGS PER SHARE

      Earnings per share for the three month periods herein are calculated by dividing net earnings for the periods, by the weighted average number of shares outstanding during these same periods (as if the Conversion had taken place on January 1, 1996) of 2,568,791 and 2,804,494 shares for the 1997 and 1996 periods, respectively. The weighted average number of common shares outstanding is adjusted for the unallocated portion of shares held by the ESOP and for common stock equivalents. The Company's common stock equivalents are based on the exercise of outstanding stock options that are determined to have a dilutive effect.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

          Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 125) and SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 (SFAS No. 127) in June and December 1996, respectively. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. It requires entities to recognize servicing assets and liabilities for all contracts to service financial assets, unless the assets are securitized and all servicing is retained. The servicing assets will be measured initially at fair value, and will be amortized over the estimated useful lives of the servicing assets. In addition, the impairment of servicing assets will be recognized through a valuation allowance. SFAS No. 125 also addresses the accounting and reporting standards for securities lending, dollar-rolls, repurchase agreements and similar transactions. The Company has prospectively adopted SFAS No. 125 on January 1, 1997. However, in accordance with SFAS No. 127, the Company will defer adoption of the standard as it relates to securities lending, dollar-rolls, repurchase agreements and similar transactions until January 1, 1998. The Company does not expect the adoption of SFAS No. 125 to have a material impact on its consolidated financial statements.

          Earnings per Share. On March 3, 1997, the FASB issued SFAS No. 128, Earnings per Share (SFAS No. 128) which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces APB Opinion 15, Earnings per Share, and simplifies the computation of earnings per share (EPS) by replacing the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. The computation of EPS will be compatible with international standards, as the International Accounting Standards Committee recently issued a comparable standard.

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

Comparison of Financial Condition

      Total assets remained relatively stable, decreasing $134,000 at March 31, 1997 as compared to December 31, 1996. Net loans increased by $5.0 million primarily due to loan originations of $7.7 million offset somewhat by loan repayments. Mortgage-backed securities decreased by $5.5 million due to repayments and no new purchases.

      Total deposits remained relatively stable, decreasing, after interest credited, by $763,000.

      Accounts payable and other liabilities increased by $1.8 million to $3.0 million at March 31, 1997. This increase was due in most part to the repurchase of 121,670 shares of the Company's stock in connection with the Bank's Management Stock Bonus Plan. The total cost of the stock was approximately $1.7 million. The trade date for the transaction was March 26, 1997, and the settlement date was April 1, 1997. To a much lesser degree, the Company's dividend declared on March 11, 1997 and payable on or about May 1, 1997 also contributed to the increase. The dividend amounted to approximately $82,000.

      Total stockholders' equity decreased by $1.3 million, primarily due to the purchase of 121,670 shares of stock at an average price of $13.875 per share. The total price was approximately $1.7 million. These shares were purchased for future distribution through the Management Stock Bonus Plan. The trade date for this transaction was March 26, 1997, and the settlement date was April 1, 1997. Equity was also reduced $82,000 due to a dividend declared on March 11, and payable on May 1, 1997. These were offset in part by earnings for the quarter.

Non-performing Assets

      The following table sets forth information regarding non-performing loans and real estate owned.


                                      At                 At               At
                                   March 31,        December 31,       March 31,
                                   --------         ------------       ---------
                                     1997               1996             1996
                                     ----               ----             ----

Total non-performing loans.....     $ 1,967            $ 1,901          $ 2,748
Real estate owned..............         774                857            1,718
                                    -------            -------          -------
Total non-performing assets....     $ 2,741            $ 2,758          $ 4,466
                                    =======            =======          =======
Total non-performing loans to
  net loans....................        1.61%              1.62%            2.80%
                                    =======            =======          =======
Total non-performing loans to
  total assets.................         .65%               .63%             .96%
                                    =======            =======          =======
Total non-performing assets to
  total assets.................         .90%               .91%            1.56%
                                    =======            =======          =======


Comparison of Earnings for the Three Months Ended March 31, 1997 and 1996

      Net Income. Net income for the three months ended March 31, 1997 increased $133,000 or 42.6% to $445,000 over the same period of 1996. This increase was due primarily to an increase of $187,000 in net interest income, a decrease of $78,000 in deposit insurance premiums, offset somewhat by increases in the provision for loan losses and income tax expense of $30,000 and $99,000, respectively.

      Total Interest Income. Interest income increased by $270,000 or 5.7% to $5.0 million for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase was due in most part to an increase of $12.8 million in the average balance of interest earning assets. In addition, the average rate earned on interest earning assets increased by 8 basis points to 6.86% from 6.78%. This increase was due in part to the change in the composition of average interest earning assets. For the three months ended March 31, 1997, loans made up 40.9% of all interest earning assets, up from 35.1% for the three months ended March 31, 1996. The average balance of investment securities increased to 17.7% from 11.7%. Conversely, mortgage-backed securities made up 37.8% of the average interest earning assets for the quarter ended March 31, 1997, down from 44.3% for the first quarter of 1996. The average balance of federal funds sold and interest bearing deposits in banks decreased to 2.95% of all interest earning assets for the quarter ended March 31, 1997, from 8.41% for the quarter ended March 31, 1996. In general, mortgage-backed securities have a lower yield than loans because they are guaranteed as to principal and interest. Federal funds and interest bearing deposits in banks have a lower yield than investment securities, generally, due to their relatively short terms.

      Total Interest Expense. Interest expense increased by $83,000 or 2.9% for the quarter ended March 31, 1997 as compared to the same period of 1996. This increase was primarily due to the increase in the average balance of interest bearing liabilities of $18.1 million partially offset by a decrease in the average cost of funds of 15 basis points to 4.65% for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996.

      Net Interest Income. Net interest income increased $187,000 or 10.4%, due to the reasons discussed in the two previous sections. In addition, the net interest spread, the difference between the average rate earned and the average rate paid, increased by 24 basis points to 2.21% for the quarter ended March 31, 1997 from 1.97% for the quarter ended March 31, 1996.

      Provisions for Loan Losses. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Bank's loan portfolio. Such evaluation, which includes a review of certain loans of which full collectibility of interest and principal may not be reasonably assured, considers the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions. The provision for loan losses increased $30,000 in the quarter ended March 31, 1997 as compared to the same period in 1996. The primary cause for the increase for the three month period was the increase in the balance of the loan portfolio, as well as management's intent to increase the level of the allowance for loan losses.

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

      An analysis of the allowance for loan losses follows:

                                          Three Months
                                         Ended March 31,
                                       ------------------
                                        1997        1996
                                       -------    -------
                                         (In thousands)
Balance - beginning ................   $ 1,090    $   958
Provisions charged to operations ...        60         30
Loans charged off, net of recoveries      (142)       (57)
                                       -------    -------
Balance-ending .....................   $ 1,008    $   931
                                       =======    =======


      Impaired loans and related amounts recorded in the allowance for loan losses at March 31, 1997 are summarized as follows (in thousands):

      With recorded allowances............           $1,612

      Without recorded allowances.........               --
                                                     ------
      Total impaired loans................            1,612
      Related allowance for loan losses...              245
                                                     ------
      Net impaired loans..................           $1,367
                                                     ======


      Non-interest Income. Non-interest income increased by $2,000 for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

      Non-interest Expense. Non-interest expense decreased by $72,000 or 5.4%, for the three months ended March 31, 1997 as compared to the same period last year. The decrease was primarily due to decreases in the deposit insurance premiums and occupancy expense, offset somewhat by increases in compensation and employee benefits and miscellaneous expense. Deposit insurance premiums decreased $78,000 for the first quarter of 1997 due to the FDIC reduction of the premium charged SAIF members. This was the result of the one-time special assessment charged by the FDIC in September 1996. Occupancy expense decreased $37,000 due in most part to the closing of two branch offices in 1996. Compensation and employee benefits increased by $21,000 due in most part to the adoption of the Management Stock Bonus Plan ("MSBP") in the second half of 1996. The MSBP expense for the three months ended March 31, 1997 was $25,000. This was partially offset with a reduction in personnel costs associated with the closing of two branch offices previously discussed. Miscellaneous expense increased $21,000, primarily due to the MSBP expense for the directors. For the three months ended March 31, 1997, the MSBP expense for the directors was $19,000.

      Income Tax Expense. Income tax expense increased from $171,000 to $270,000, due to the increase of pre-tax income for the same periods.

Liquidity and Capital Resources

      On March 31, 1997, the Bank was in compliance with its three regulatory capital requirements as follows:
                                                  Amount                Percent
                                                     (Dollars in thousands)
Tangible capital............................     $26,156                  8.71%
Tangible capital requirement................       4,505                  1.50%
                                                  ------                ------
Excess over requirement.....................     $21,651                  7.21%
                                                  ======                ======

Core capital................................     $26,156                  8.71%
Core capital requirement....................       9,009                  3.00%
                                                  ------                ------
Excess over requirement.....................     $17,147                  5.71%
                                                  ======                ======

Risk based capital..........................     $26,474                 27.28%
Risk based capital requirement..............       7,762                  8.00%
                                                  ------               -------
Excess over requirement.....................     $18,712                 19.28%
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

      The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary sources of funds are deposits and scheduled amortization and prepayment of loan and mortgage-backed principal. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank is currently able to fund its operations internally. Additionally, sources of funds include the ability to utilize Federal Home Loan Bank of New York advances and the ability to borrow against mortgage-backed and investment securities. As of March 31, 1997, the Bank had $33.6 million of borrowed funds. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

      The Bank anticipates that it will have sufficient funds available to meet its current commitments. As of March 31, 1997, the Bank had mortgage commitments to fund loans of $4.4 million. Also, at March 31, 1997, there were commitments on unused lines of credit relating to home equity loans of $3.0 million and commitments to purchase investment securities of $2.0 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1997 totaled $110.4 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Bank. As a result, no adverse liquidity effects are expected. Note, however, that purchases of common stock of the Company pursuant to the repurchase plan and MSBP will require additional liquidity. Management is currently evaluating its options on these matters.

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

Additional Key Operating Ratios
                                               For the
                                           Three Months Ended
                                                March 31,
                                         -----------------------
                                          1997(1)      1996(1)
                                          -------      -------
Earnings per common share (2) ........   $   0.17     $   0.11
Return on average assets .............       0.59%        0.43%
Return on average equity .............       4.44%        2.89%
Interest rate spread .................       2.21%        1.97%
Net interest margin ..................       2.73%        2.59%
Noninterest expense to average assets        1.69%        1.84%
Net charge-offs to average outstanding
  loans ..............................       0.12%        0.03%


                                                  At March 31,   At December 31,
                                                      1997            1996
                                                  ------------   ---------------

Tangible book value per share.................       $13.16          $13.56

----------------
(1)   The ratios for the three month period are annualized.
(2) The average number of shares outstanding during the three months ended March 31, 1997 and 1996 was 2,568,791 and 2,800,438, respectively.

                    LITTLE FALLS BANCORP, INC. AND SUBSIDIARY

                                     PART II

ITEM 1.     LEGAL PROCEEDINGS

            Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 1997. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at March 31, 1997 that would have a material effect on the operations or income of the Company or the Bank, taken as a whole.

ITEM 2.     CHANGES IN SECURITIES

            Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On April 17, 1997, the Company held its Annual Meeting. At the Meeting, C. Evan Daniels, Norman A. Parker and Edward J. Seugling were elected as directors, each for a three-year term. In addition, stockholders also ratified the appointment of Radics & Co., LLC as auditors for the Company for the fiscal year ending December 31, 1997.

ITEM 5.     OTHER MATERIALLY IMPORTANT EVENTS

            On March 26, the Company completed its purchase of stock for the Bank's Management Stock Bonus Plan. The Plan was approved by shareholders at a special meeting held on July 9, 1996. A total of 121,670 shares of common stock was purchased at an average net price of $13.875. The total price was approximately $1.7 million. Settlement date for the transaction was April 1, 1997.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  Exhibit 11 - Earnings Per Share Calculation

                  Exhibit 27 Financial Data Schedule (in electronic filing only)

            (b)   Reports on Form 8-K

                  None.

                    LITTLE FALLS BANCORP, INC. AND SUBSIDIARY

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              LITTLE FALLS BANCORP, INC.




Date: May  15, 1997            By:  /s/ Leonard G. Romaine
          ---                       ----------------------------------------
                                    Leonard G. Romaine
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: May  15, 1997            By:  /s/ Richard Capone
          ---                       ----------------------------------------
                                    Richard Capone
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Officer)