Form 10-Q
period 1997-06-30
LITTLE FALLS BANCORP INC
filed 1997-08-14
CIK 1001427

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 1997
                               ---------------------------------------------

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    -------------------

                         Commission file number      0-27010
                                                 ---------------

                           LITTLE FALLS BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New Jersey                                    22-3402073
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

86 Main Street, Little Falls, New Jersey                          07424
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code  (201) 256-6100
                                                  ------------------------------

                                       N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

         Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----- -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date August 8, 1997.

           Class                                              Outstanding
---------------------------                                 ----------------
$.10 par value common stock                                 2,684,680 shares

                           LITTLE FALLS BANCORP, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1997

                                      INDEX

                                                                    Page
                                                                   Number

PART I - CONSOLIDATED FINANCIAL INFORMATION OF LITTLE FALLS
         BANCORP, INC.

Item 1.  Financial Statements and Notes Thereto....................  1
Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..............  6

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings......................................... 12
Item 2.  Changes in Securities..................................... 12
Item 3.  Defaults upon Senior Securities........................... 12
Item 4.  Submission of Matters to a Vote of Security Holders....... 12
Item 5.  Other Materially Important Events......................... 12
Item 6.  Exhibits and Reports on Form 8-K.......................... 12

SIGNATURES

                           LITTLE FALLS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                                                                     June 30,              December 31,
                                                                                       1997                    1996
ASSETS
Cash and due from banks................................................           $  3,332,106            $  1,746,743
Interest-bearing deposits in other banks...............................              6,570,723               3,627,221
Federal funds sold.....................................................              1,000,000               5,000,000
                                                                                   -----------             -----------
     Total cash and cash equivalents...................................             10,902,829              10,373,964
Investment securities held-to-maturity net
  (estimated fair values $46,643,000
  and $51,204,000).....................................................             47,015,754              51,370,297
Mortgage-backed securities held to maturity, net
  (estimated fair values $102,229,000
  and $112,426,000)....................................................            102,430,729             112,473,144
Loans receivable, net..................................................            128,132,218             117,115,784
Premises and equipment, net............................................              2,627,241               2,659,239
Investment in real estate, net.........................................                532,512                 683,054
Foreclosed real estate, net............................................                453,757                 857,157
Interest receivable, net...............................................              1,710,662               1,735,291
Federal Home Loan Bank of New York stock, at cost......................              2,222,000               2,075,700
Excess of cost over assets acquired....................................              3,036,623               3,217,017
Other assets...........................................................                924,383                 957,091
                                                                                   -----------             -----------
      TOTAL ASSETS.....................................................           $299,988,708            $303,517,738
                                                                                   ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits.............................................................           $225,385,268            $228,311,543
  Securities sold under agreements
    to repurchase......................................................             33,499,500              33,623,500
  Accounts payable and other liabilities...............................              1,274,066               1,134,397
                                                                                   -----------             -----------
      Total liabilities................................................            260,158,834             263,069,440
                                                                                   -----------             -----------
Stockholders' Equity:
  Preferred stock; 5,000,000 authorized shares;
    none outstanding...................................................                     --                      --
  Common stock, par value $.10; 10,000,000
     authorized shares; shares issued 3,041,750;
     shares outstanding 2,745,180......................................               304,175                  304,175
  Additional paid-in-capital...........................................            29,002,621               28,974,799
  Retained earnings....................................................            17,565,378               16,802,056
  Unearned ESOP shares.................................................            (2,190,060)              (2,271,173)
  Unearned restricted MSBP stock at cost...............................            (1,490,681)                      --
  Minimum pension liability net of deferred taxes......................               (84,555)                 (84,555)
  Treasury stock, at cost; 296,570 shares..............................            (3,277,004)              (3,277,004)
                                                                                  -----------              -----------
      Total stockholders' equity.......................................            39,829,874               40,448,298
                                                                                  ------------             -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................          $299,988,708             $303,517,738
                                                                                  ============             ===========

---------------------
* The consolidated balance sheet at December 31, 1996 has been taken from the audited balance sheet at that date.

See notes to unaudited consolidated financial statements.

                           LITTLE FALLS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                             For the Three Months                 For the Six Months
                                                                Ended June 30,                      Ended June 30,
                                                              1997           1996               1997              1996
                                                           ---------       ---------         ---------         ---------
Interest income:
  Loans receivable..................................      $2,289,973      $2,003,363        $4,495,497        $3,908,187
  Mortgage-backed securities........................       1,744,190       1,973,706         3,558,358         4,058,215
  Investment securities and other interest earning
  assets............................................         937,017         693,180         1,898,440         1,414,642
                                                           ---------       ---------         ---------         ---------
    Total interest income...........................       4,971,180       4,670,249         9,952,295         9,381.044
                                                           ---------       ---------         ---------         ---------
Interest expense:
  Deposits..........................................       2,546,884       2,751,379         5,068,671         5,663,675
  Borrowings........................................         487,199              --           960,895                --
                                                           ---------       ---------         ---------         ---------
    Total interest expense..........................       3,034,083       2,751,379         6,029,566         5,663,675
                                                           ---------       ---------         ---------         ---------
Net interest income before provision for loan
losses..............................................       1,937,097       1,918,870         3,922,729         3,717,369
Provision for loan losses...........................          60,000              --           120,000            30,000
                                                           ---------       ---------        ----------        ----------
  Net interest income after provisions for loan
  losses............................................       1,877,097       1,918,870         3,802,729         3,687,369
                                                           ---------       ---------         ---------         ---------
Total non-interest income...........................         188,651          83,414           257,554           155,499
                                                           ---------       ---------         ---------         ---------

Non-interest expense:
  Compensation and employee benefits................         618,040         595,401         1,253,640         1,210,165
  Occupancy, net....................................          72,961          94,592           150,951           209,833
  Equipment.........................................         108,514          82,082           221,735           193,942
  Deposit insurance premiums........................          35,041         136,234            66,014           245,439
  Amortization of deposit premium...................          90,196          90,197           180,393           180,390
  Miscellaneous expense.............................         356,042         298,502           687,243           614,094
                                                           ---------       ---------         ---------         ---------
    Total non-interest expenses.....................       1,280,794       1,297,008         2,559,976         2,653,863
                                                           ---------       ---------         ---------         ---------

Income before provision for income taxes............         784,954         705,276         1,500,307         1,189,005
Provision for income taxes..........................         316,000         282,149           586,000           453,500
                                                           ---------       ---------         ---------         ---------
    Net income......................................      $  468,954      $  423,127        $  914,307        $  735,505
                                                           =========       =========         =========         =========

Weighted average number of
  common shares and common
  stock equivalents outstanding.....................       2,572,019       2,804,494         2,570,405         2,802,466
                                                           =========       =========         =========         =========

Primary earnings per share..........................           $0.18           $0.15             $0.36             $0.26
                                                                ====            ====              ====              ====


See notes to unaudited consolidated financial statements.

                           LITTLE FALLS BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           For the Six Months
                                                                                             Ended June 30,
                                                                                          1997              1996
                                                                                        --------          --------
Cash flows from operating activities:
  Net income..............................................................          $    914,307      $    735,505
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation..........................................................                67,701            73,830
    Provision for loan losses.............................................               120,000            30,000
    Amortization of intangibles...........................................               180,394           180,390
    Amortization (accretion) of deferred fees, premiums and discounts, net                70,578            40,350
    Amortization of unearned ESOP shares..................................               108,935            85,777
    Amortization of unearned restricted MSBP stock, at cost...............               109,587                --
    Gain (loss) on sale of foreclosed real estate.........................                39,067           (31,249)
    Gain on sale of real estate held for investment.......................              (106,318)               --
    Decrease (increase) in other assets...................................                32,708           (89,553)
    Increase (decrease) in interest receivable, net.......................                24,629          (102,700)
    Increase in interest payable..........................................               166,943           159,713
    Increase in accounts payable and other liabilities....................               106,648            89,005
                                                                                      ----------        ----------
      Net cash provided by operating activities...........................             1,835,179         1,171,068
                                                                                      ----------        ----------
Cash flows from investing activities:
    Purchase of mortgage-backed securities held to maturity...............                    --       (16,073,205)
    Principal collections on mortgage-backed securities held to maturity..             9,998,843        13,030,948
    Net (increase) decrease in loans receivable...........................           (11,150,897)      (12,514,725)
    Maturity of investments held to maturity..............................             6,342,000         5,000,000
    Purchase of investments held to maturity..............................            (2,000,000)       (5,342,000)
    Purchases of premises and equipment...................................               (27,221)          (90,790)
    Proceeds from sale of real estate held for investment.................               248,378                --
    Proceeds from sale of foreclosed real estate..........................               364,333           205,196
    Purchases of Federal Home Loan Bank of New York stock.................              (146,300)         (712,939)
                                                                                      ----------        ----------
      Net cash provided by (used in) investing activities.................             3,629,136       (16,497,515)
                                                                                      ----------        ----------
 Cash flows from financing activities:
   Net decrease in deposits...............................................            (2,998,735)       (7,636,383)
   Net decrease in borrowed funds.........................................              (124,000)               --
   Increase (decrease) in advances from borrowers.........................                26,441          (709,860)
   Purchase of MSBP stock.................................................            (1,688,171)               --
   Refund of oversubscribed stock subscription............................                    --       (19,706,653)
   Costs of issuance of common stock......................................                    --          (717,311)
   Cash dividends paid....................................................              (150,985)               --
                                                                                      ----------        ----------
     Net cash used in financing activities................................            (4,935,450)      (28,770,207)
                                                                                      ----------        ----------
     Increase (decrease) in cash and cash equivalents.....................               528,865       (44,096,654)
Cash and cash equivalents:
  Beginning of period.....................................................          $ 10,373,964        53,419,088
                                                                                      ----------        ----------
  End of period...........................................................          $ 10,902,829      $  9,322,434
                                                                                      ==========       ===========
Supplemental disclosures:
Cash paid during the year for:
  Interest................................................................          $  5,862,623      $  5,503,962
  Income taxes............................................................               595,000           223,000
Loans receivable transferred to foreclosed real estate....................                    --           308,728
Issuance of common stock:
  Deposits used for stock purchase........................................                    --         2,859,458
  Stock subscriptions used for stock purchase.............................                    --        25,124,458
  Deferred costs..........................................................                    --         (422,630)


      See notes to unaudited consolidated financial statements.

                           LITTLE FALLS BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of and for the three and six month periods ended June 30, 1997 and 1996 include the accounts of Little Falls Bancorp, Inc. (the "Company") and its subsidiary, Little Falls Bank (the "Bank") which, as discussed in Note 3, became the wholly owned subsidiary of the Company on January 5, 1996. The
         Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the periods ended June 30, 1997 and 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

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

NOTE 5 - EARNINGS PER SHARE

         Earnings per share for the three and six month periods herein are calculated by dividing net earnings for the periods, by the weighted average number of shares outstanding during these same periods (as if the Conversion had taken place on January 1, 1996) of 2,572,019 and 2,570,405, and 2,804,494 and 2,802,466 shares for the 1997 and 1996 periods, respectively. The weighted average number of common shares outstanding is adjusted for the unallocated portion of shares held by the ESOP and for common stock equivalents. The Company's common stock equivalents are based on the exercise of outstanding stock options that are determined to have a dilutive effect.

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

Comparison of Financial Condition

         Total assets decreased $3.5 million at June 30, 1997 as compared to December 31, 1996. Net loans increased by $11.0 million due to originations of $16.8 million offset somewhat by loan repayments. Mortgage-backed securities decreased by $10.0 million due to repayments and no new purchases. Investment securities decreased by $4.4 million primarily due to maturities of $6.3 million and new purchases of $2.0 million. Foreclosed real estate decreased by $403,000 due to the sale of three properties.

         Total deposits decreased, after interest credited, by $2.9 million.

         Total stockholders' equity decreased by $618,000, primarily due to the purchase of 121,670 shares of Company stock at an average price of $13.875 per share. The total price was approximately $1.7 million. These shares were purchased for future distribution through the Management Stock Bonus

Plan. The trade date for this transaction was March 26, 1997, and the settlement date was April 1, 1997. Equity was also reduced $82,000 due to a dividend declared on March 11, and paid on May 1, 1997. Such decreases were offset somewhat by earnings during the period.

Non-performing Assets

         The following table sets forth information regarding non-performing loans and real estate owned.

                                                     At                 At
                                                  June 30,        December 31,
                                                  --------        ------------
                                                    1997              1996
                                                    ----              ----
                                                    (Dollars in Thousands)

Total non-performing loans...................     $2,671            $1,901
Real estate owned............................        454               857
                                                   -----             -----
Total non-performing assets..................     $3,125            $2,758
                                                   =====             =====
Total non-performing loans to
  net loans..................................       2.08%             1.62%
                                                   =====             =====
Total non-performing loans to
  total assets...............................        .89%              .63%
                                                   =====             =====
Total non-performing assets to
  total assets...............................       1.04%              .91%
                                                   =====             =====


Comparison of Earnings for the Three Months Ended June 30, 1997 and 1996

         Net Income. Net income for the three and six months ended June 30, 1997 increased $46,000 or 10.8% and $179,000 or 24.3%, respectively, over the same periods in 1996. These increases were due primarily to increases in net interest and non-interest income and decreases in deposit insurance premiums, offset somewhat by increases in the provision for loan losses, other expenses and income tax expenses.

         Total Interest Income. Interest income increased by $301,000 or 6.4% and $571,000 or 6.1% for the three and six months ended June 30, 1997, respectively, as compared to the three and six months ended June 30, 1996. These increases were due in most part to increases of $18.8 million and $15.3 million in the average balances of interest earning assets for the three and six month periods ended June 30, 1997 as compared to the same periods in 1996.

         Total Interest Expense. Interest expense increased $283,000 or 10.3% and $366,000 or 6.5% for the quarter and six months ended June 30, 1997, respectively, as compared to the quarter and six months ended June 30, 1996. These increases were primarily due to the increases of $19.2 million and $18.6 million in the average balance of interest bearing liabilities for the three and six months ended June 30, 1997 as compared to the same periods in 1996, and to an increase of 9 basis points in the average cost of interest bearing liabilities for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996, and a decrease of 5 basis points in the average rate on interest bearing liabilities for the six months ended June 30, 1997 as compared to the same period in 1996.

         Net Interest Income. Net interest income increased $18,000 or 1.0% and $205,000 or 5.5%, due to the reasons discussed in the two previous sections. In addition, the net interest spread, the difference between the average rate earned and the average rate paid, decreased by 12 basis points to 2.22% for the quarter ended June 30, 1997 and increased 7 basis points to 2.21% for the six months ended June 30, 1997.

         Provisions for Loan Losses. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Bank's loan portfolio. Such evaluation, which includes a review of certain loans of which full collectibility of interest and principal may not be reasonably assured, considers the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions. The provision for loan losses increased $60,000 and $90,000 in the quarter and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The primary cause for the increase for both periods was the increase in the balance of the loan portfolio.

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

         An analysis of the allowance for loan losses follows:
                                                       Three Months
                                                      Ended June 30,
                                                     ----------------
                                                     1997        1996
                                                     ----        ----
                                                       (In thousands)

Balance - beginning                                 $1,008       $931
Provisions charged to operations...............         60         --
Loans charged off, net of recoveries...........         (8)        --
                                                     -----        ---
Balance-ending.................................     $1,060       $931
                                                     =====        ===

         Impaired loans and related amounts recorded in the allowance for loan losses at June 30, 1997 are summarized as follows (in thousands):

         With recorded allowances............................      $1,509
         Without recorded allowances.........................          --
                                                                    -----
         Total impaired loans................................       1,509
         Related allowance for loan losses...................         208
                                                                    -----
         Net impaired loans..................................      $1,301
                                                                    =====


         Non-interest Income. Non-interest income increased by $105,000 and $102,000 for the three and six months ended June 30, 1997, respectively, primarily due to a $125,000 gain recorded on the sale of the Bank's Frenchtown, NJ branch office in June 1997. The office had been closed during the third quarter of 1996 and deposits were transferred to other Bank's offices.

         Non-interest Expense. Non-interest expense decreased somewhat primarily due to a decrease in deposit insurance premiums due to the recapitalization of the SAIF in September 1996, offset somewhat by an increase in miscellaneous expenses due to a loss on the sale of an office building of a previously closed branch office and stock compensation expenses due to the implementation of stock benefit plans adopted by stockholders in July 1996. Further, occupancy expense decreased $22,000 and $59,000 respectively due in most part to the closing of two branch offices in the second half of 1996. Compensation and employee benefits increased by $23,000 and $43,000, respectively due in most part to the adoption of the Management Stock Bonus Plan ("MSBP") in the second half of 1996. The MSBP expense for the three and six months ended June 30, 1997 was $37,000 and $62,000, respectively. This was partially offset with a reduction in personnel costs associated with the closing of two branch offices previously discussed. Miscellaneous expense increased $58,000 and $73,000, primarily due to the MSBP expense for the directors of $27,000 and $48,000 for the three and six months ended June 30, 1997, and a loss of $19,000 on the sale of an office building of a previously closed branch in June, 1997.

         Income Tax Expense. Income tax expense increased due to the increase of pre-tax income for the same periods.

Liquidity and Capital Resources

         On June 30, 1997, the Bank was in compliance with its three regulatory capital requirements as follows:


                                                                      Amount             Percent
                                                                      ------             -------
                                                                       (Dollars in thousands)

Tangible capital................................................     $26,747               9.00%
Tangible capital requirement....................................       4,457               1.50
                                                                      ------               ----
Excess over requirement.........................................     $22,290               7.50%
                                                                      ======               ====

Core capital....................................................     $26,747               9.00%
Core capital requirement........................................       8,914               3.00%
                                                                      ------               ----
Excess over requirement.........................................     $17,833               6.00%
                                                                      ======               ====

Risk based capital..............................................     $27,263              27.17%
Risk based capital requirement..................................       8,026               8.00%
                                                                      ------              -----
Excess over requirement.........................................     $19,237              19.17%
                                                                      ======              =====


         Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future Company's requirements.

         The Company's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Company's primary sources of funds are deposits and scheduled amortization and prepayment of loan and mortgage-backed principal. During the past several years, the Company has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Company is currently able to fund its operations internally. Additionally, sources of funds include the ability to utilize Federal Home Loan Bank of New York advances and the ability to borrow against mortgage-backed and investment securities. As of June 30, 1997, the Company had $33.5 million of borrowed funds. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

         The Company anticipates that it will have sufficient funds available to meet its current commitments. As of June 30, 1997, the Company had mortgage commitments to fund loans of $3.1 million. Also, at June 30, 1997, there were commitments on unused lines of credit relating to home equity loans of $3.1 million and commitments to purchase investment securities of $6.0 million. Certificates of deposit scheduled to mature in one year or less at June 30, 1997 totaled $115.8 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.
As a result, no adverse liquidity effects are expected.

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

Additional Key Operating Ratios



                                                   For the                 For the
                                             Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                           ----------------------  -----------------------
                                            1997(1)     1996(1)     1997(1)      1996(1)
                                            -------     -------     -------      -------

Return on average assets................       0.63%       0.60%       0.61%        0.51%
Return on average equity................       4.75%       3.88%       4.59%        3.39%
Interest rate spread....................       2.22%       2.34%       2.21%        2.14%
Net interest margin.....................       2.70%       2.86%       2.71%        2.72%
Noninterest expense to average
  assets................................       1.71%       1.82%       1.70%        1.83%
Net charge-offs to average
  outstanding loans.....................       0.01%         --        0.12%        0.03%



                                                                            At June 30,              At December 31,
                                                                               1997                        1996
                                                                            -----------              ---------------

Tangible book value per share......................................           $13.41                      $13.56



----------------

(1)      The ratios for the three and six month period are annualized.

                    LITTLE FALLS BANCORP, INC. AND SUBSIDIARY

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

          Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 1997. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at June 30, 1997 that would have a material effect on the operations or income of the Company or the Bank, taken as a whole.

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

ITEM 5.   OTHER MATERIALLY IMPORTANT EVENTS

          On August 1, 1997, the Company purchased approximately $15.1 million of participations in multi-family loans from an unaffiliated financial institution. The loans are all on properties located in New York City and New Jersey. The funding for this transaction was obtained with a one-year FHLB advance for $15 million. While multi-family real estate lending affords the Company an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and are more susceptible to default as a result of general economic conditions and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits:
                  Exhibit 11 - Earnings Per Share Calculation
                  Exhibit 27 Financial Data Schedule (in electronic filing only)
          (b)     Reports on Form 8-K - None.

                    LITTLE FALLS BANCORP, INC. AND SUBSIDIARY

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LITTLE FALLS BANCORP, INC.




Date: August 13, 1997               By:   /s/Leondard G. Romaine
                                          -------------------------------------
                                          Leonard G. Romaine
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Date: August 13, 1997               By:   /s/Richard Capone
                                          -------------------------------------
                                          Richard Capone
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Officer)