Form 10-Q
period 1997-09-30
LITTLE FALLS BANCORP INC
filed 1997-11-14
CIK 1001427

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
(Mark One)

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1997
                               -----------------------------------------

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ---------------------

                    Commission file number     0-27010
                                             ------------

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

      Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           Yes      X          No
                                                          -------         ------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date November 10, 1997.

          Class                                             Outstanding
---------------------------                               ----------------
$.10 par value common stock                               2,607,921 shares

                           LITTLE FALLS BANCORP, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX

                                                                         Page
                                                                        Number

PART I - CONSOLIDATED FINANCIAL INFORMATION OF LITTLE FALLS
          BANCORP, INC.

Item 1. Financial Statements and Notes Thereto...........................   1
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..............................   7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................  12
Item 2  Changes in Securities............................................  12
Item 3. Defaults upon Senior Securities..................................  12
Item 4. Submission of Matters to a Vote of Security Holders..............  12
Item 5. Other Materially Important Events................................  12
Item 6. Exhibits and Reports on Form 8-K.................................  12

SIGNATURES

                           LITTLE FALLS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                   September 30,    December 31,
                                                                       1997             1996
                                                                  --------------   --------------
ASSETS
Cash and due from banks .......................................   $   2,849,441    $   1,746,743
Interest-bearing deposits in other banks ......................         681,808        3,627,221
Federal funds sold ............................................       4,000,000        5,000,000
                                                                  -------------    -------------
     Total cash and cash equivalents ..........................       7,531,249       10,373,964
Investment securities held-to-maturity net
  (estimated fair values $53,060,000
  and $51,204,000) ............................................      53,012,341       51,370,297
Mortgage-backed securities held to maturity, net
  (estimated fair values $97,158,000
  and $112,426,000) ...........................................      97,042,603      112,473,144
Mortgage-backed securities available for sale, net ............       9,787,691               --
Loans receivable, net .........................................     145,045,770      117,115,784
Premises and equipment, net ...................................       2,630,916        2,659,239
Investment in real estate, net ................................         529,980          683,054
Foreclosed real estate, net ...................................         446,401          857,157
Interest receivable, net ......................................       2,530,586        1,735,291
Federal Home Loan Bank of New York stock, at cost .............       2,222,000        2,075,700
Excess of cost over assets acquired ...........................       2,946,426        3,217,017
Other assets ..................................................         698,898          957,091
                                                                  -------------    -------------
      TOTAL ASSETS ............................................   $ 324,424,861    $ 303,517,738
                                                                  =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits ....................................................   $ 226,268,024    $ 228,311,543
  Securities sold under agreements to repurchase ..............      58,499,500       33,623,500
  Accounts payable and other liabilities ......................       1,754,482        1,134,397
                                                                  -------------    -------------
      Total liabilities .......................................     286,522,006      263,069,440
                                                                  -------------    -------------
Stockholders' Equity:
  Preferred stock; 5,000,000 authorized shares;
    none outstanding ..........................................              --               --
  Common stock, par value $.10; 10,000,000
     authorized shares; 3,041,750 issued;
     2,607,921 and 2,745,180 outstanding ......................         304,175          304,175
  Additional paid-in-capital ..................................      29,030,848       28,974,799
  Retained earnings ...........................................      17,885,543       16,802,056
  Unearned ESOP shares ........................................      (2,149,503)      (2,271,173)
  Unearned restricted MSBP stock at cost ......................      (1,404,950)            --
  Unrealized losses on certain securities
    available for sale ........................................         (46,417)            --
  Minimum pension liability net of deferred taxes .............         (84,555)         (84,555)
  Treasury stock, at cost; 433,829 and 296,570 share...........      (5,632,286)      (3,277,004)
                                                                  -------------    -------------
      Total stockholders' equity ..............................      37,902,855       40,448,298
                                                                  -------------    -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............   $ 324,424,861    $ 303,517,738
                                                                  =============    =============

---------------------
* The consolidated balance sheet at December 31, 1996 has been taken from the audited balance sheet at that date.
See notes to unaudited consolidated financial statements.

                           LITTLE FALLS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                        For the Three Months          For the Nine Months
                                                         Ended September 30,           Ended September 30,
                                                         1997           1996          1997          1996
                                                        ------         ------        ------        ------
Interest income:
  Loans receivable ...............................   $ 2,616,791    $ 2,108,759    $ 7,112,288   $ 6,016,945
  Mortgage-backed securities .....................     1,799,175      2,014,796      5,357,533     6,073,012
  Investment securities and other interest earning
    assets .......................................       932,442        490,555      2,830,882     1,905,197
                                                     -----------    -----------    -----------   -----------
    Total interest income ........................     5,348,408      4,614,110     15,300,703    13,995,154
                                                     -----------    -----------    -----------   -----------
Interest expense:
  Deposits .......................................     2,570,720      2,721,029      7,639,391     8,384,704
  Borrowings .....................................       751,279             --      1,712,174            --
                                                     -----------    -----------    -----------   -----------
    Total interest expense .......................     3,321,999      2,721,029      9,351,565     8,384,704
                                                     -----------    -----------    -----------   -----------
Net interest income before provision for loan
losses ...........................................     2,026,409      1,893,081      5,949,138     5,610,450
Provision for loan losses ........................        60,000        152,900        180,000       182,900
                                                     -----------    -----------    -----------   -----------
  Net interest income after provisions for loan
  losses .........................................     1,966,409      1,740,181      5,769,138     5,427,550
                                                     -----------    -----------    -----------   -----------
Total non-interest income ........................        40,697         39,555        298,251       195,053
                                                     -----------    -----------    -----------   -----------

Non-interest expense:
  Compensation and employee benefit...............       661,711        633,518      1,915,351     1,843,683
  Occupancy, net .................................        67,471         92,380        218,422       302,213
  Equipment ......................................       101,510         96,359        323,245       290,301
  Deposit insurance premiums .....................        29,786      1,303,927         95,800     1,549,366
  Amortization of deposit premium ................        90,197         90,197        270,590       270,586
  Miscellaneous expense ..........................       370,789        320,473      1,058,032       934,566
                                                     -----------    -----------    -----------   -----------
    Total non-interest expenses ..................     1,321,464      2,536,854      3,881,440     5,190,715
                                                     -----------    -----------    -----------   -----------

Income before provision for income taxes..........       685,642       (757,118)     2,185,949       431,888
Provision for income taxes .......................       229,000       (275,526)       815,000       177,974
                                                     -----------    -----------    -----------   -----------
    Net income ...................................   $   456,642    $  (481,592)   $1,370,949    $   253,914
                                                     ===========    ===========    ===========   ===========

Weighted average number of
  common shares and common
  stock equivalents outstanding ..................     2,538,873      2,732,507      2,559,657     2,766,472
                                                     ===========    ===========    ===========   ===========

Primary earnings (loss) per share ................   $      0.18    $     (0.18)   $      0.54   $      0.09
                                                     ===========    ===========    ===========   ===========

See notes to unaudited consolidated financial statements.

                           LITTLE FALLS BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          For the Nine Months
                                                                                           Ended September 30,
                                                                                           -------------------
                                                                                           1997           1996
                                                                                          ------         ------
Cash flows from operating activities:
  Net income ......................................................................   $  1,370,949    $    253,914
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation ..................................................................         99,460         110,745
    Provision for loan losses .....................................................        180,000         182,900
    Provision for losses on foreclosed properties .................................         27,356              --
    Amortization of intangibles ...................................................        270,591         270,586
    Amortization (accretion) of deferred fees, premiums and discounts, net.........        120,508          45,680
    Amortization of unearned ESOP shares ..........................................        177,719         128,321
    Amortization of unearned restricted MSBP stock, at cost........................        283,221              --
    Loss (gain) on sale of foreclosed real estate .................................         39,067          (4,455)
    Gain on sale of real estate held for investment ...............................       (106,318)             --
    Decrease (increase) in other assets ...........................................        258,193        (611,483)
    Increase in interest receivable, net ..........................................       (795,295)        (36,864)
    Increase in interest payable ..................................................        471,595         157,977
    Increase in accounts payable and other liabilities ............................        199,426       1,194,147
                                                                                      ------------    ------------
      Net cash provided by operating activities ...................................      2,596,472       1,691,468
                                                                                      ------------    ------------
Cash flows from investing activities:
    Purchase of mortgage-backed securities held to maturity .......................             --     (16,073,205)
    Principal collections on mortgage-backed securities held to maturity...........     15,365,831      17,407,442
    Purchase of mortgage-backed securities available for sale......................     (9,865,157)             --
    Purchase of loans .............................................................    (15,096,510)             --
    Net (increase) decrease in loans receivable ...................................    (13,049,530)    (15,418,684)
    Maturity of investments held to maturity ......................................      6,342,000       9,000,000
    Purchase of investments held to maturity ......................................     (8,000,000)     (5,342,000)
    Purchases of premises and equipment ...........................................        (60,123)       (112,904)
    Proceeds from sale of real estate held for investment .........................        248,378              --
    Proceeds from sale of foreclosed real estate ..................................        344,333         807,179
    Purchases of Federal Home Loan Bank of New York stock..........................        [46,300]       (680,500)
                                                                                      ------------    ------------
      Net cash used in investing activities .......................................    (23,917,078)    (10,412,672)
                                                                                      ------------    ------------
 Cash flows from financing activities:
   Net decrease in deposits .......................................................     (2,096,778)     (8,214,792)
   Net decrease in borrowed funds .................................................     24,876,000              --
   Increase (decrease) in advances from borrowers .................................         29,584        (743,937)
   Repurchase of common stock .....................................................     (2,355,282)     (1,606,419)
   Purchase of MSBP stock .........................................................     (1,688,171)             --
   Refund of oversubscribed stock subscription ....................................             --     (19,706,653)
   Costs of issuance of common stock ..............................................             --        (717,311)
   Cash dividends paid ............................................................       (287,462)        (76,044)
                                                                                      ------------    ------------
     Net cash provided by (used in) financing activities...........................     18,477,891     (31,065,156)
                                                                                      ------------    ------------
     Decrease in cash and cash equivalents ........................................     (2,842,715)    (39,786,360)
Cash and cash equivalents:
  Beginning of period .............................................................     10,373,964      53,419,088
                                                                                      ------------    ------------
  End of period ...................................................................      7,531,249    $ 13,632,728
                                                                                      ============    ============
Supplemental disclosures:
Cash paid during the year for:
  Interest ........................................................................   $  8,877,270    $  8,226,727
  Income taxes ....................................................................        668,000         403,000
Loans receivable transferred to foreclosed real estate ............................             --         308,728
Unrealized losses on certain securities available for sale.........................        (46,417)             --
Issuance of common stock:
  Deposits used for stock purchase ................................................             --       2,859,458
  Stock subscriptions used for stock purchase .....................................             --      25,124,642
  Deferred costs ..................................................................             --        (422,630)

             See notes to unaudited consolidated financial statements.

                           LITTLE FALLS BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements as of and for the three and nine month periods ended September 30, 1997 and 1996 include the accounts of Little Falls Bancorp, Inc. (the "Company") and its subsidiary, Little Falls Bank (the "Bank") which, as discussed in Note 3, became the wholly owned subsidiary of the Company on January 5, 1996. The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

      The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the periods ended September 30, 1997 and 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

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

NOTE 5 - EARNINGS PER SHARE

      Earnings per share for the three and nine month periods herein are calculated by dividing net earnings (loss) for the periods, by the weighted average number of shares outstanding during these same periods (as if the Conversion had taken place on January 1, 1996). The weighted average number of common shares outstanding is adjusted for the unallocated portion of shares held by the ESOP and for common stock equivalents. The Company's common stock equivalents are based on the exercise of outstanding stock options that are determined to have a dilutive effect. See Exhibit 11.

NOTE 6 - PENDING ACCOUNTING STANDARDS

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

          Comprehensive Income. In July 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Statement No. 130 is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. Statement No. 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

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

Comparison of Financial Condition

      Total assets increased by $20.9 million at September 30, 1997 as compared to December 31, 1996. Net loans increased by $27.9 million due to originations of $22.3 million and purchases of $15.1 million offset somewhat by loan repayments. The loans purchased were loan participations on apartment buildings. Mortgage-backed securities held to maturity decreased by $15.4 million due to repayments of principal. $9.8 million of adjustable rate mortgage-backed securities were purchased during the quarter, and were classified as available for sale. Investment securities increased by $1.6 million primarily due to purchases exceeding maturities. Foreclosed properties decreased by $411,000, due in most part to the sale of three properties.

      Total deposits decreased, after interest credited, by $2.0 million. Securities sold under agreements to repurchase increased by $24.9 million. These borrowed funds were used to fund the loan participations and adjustable rate mortgage-backed securities purchases noted above.

      Total stockholders' equity decreased by $2.5 million, primarily due to the purchase of shares of Company stock pursuant to the Company's stock repurchase program (137,259 shares at a total price of approximately $2.4 million) and by the Bank Management Stock Bonus Plan (121,670 shares at a total price of approximately $1.7 million) and to dividends paid, offset somewhat by earnings during the period.

Non-performing Assets

      The following table sets forth information regarding non-performing loans and real estate owned.

                                     At and For the      At and For the
                                   Nine Months Ended       Year Ended
                                   September 30,1997    December 31, 1996
                                   -----------------    -----------------
                                           (Dollars in Thousands)

Total non-performing loans               $2,461              $   1,901
Real estate owned                           446                    857
                                         ------              ---------
Total non-performing assets              $2,907              $   2,758
                                         ======              =========
Total non-performing loans to
  net loans                                1.70%                  1.62%
                                         ======              =========
Total non-performing loans to
  total assets                             0.76%                  0.63%
                                         ======              =========
Total non-performing assets to
  total assets                             0.90%                  0.91%
                                         ======              =========
Net loan charge-offs to average
  outstanding loans (annualized)           0.01%                  0.05%
                                         ======              =========


Comparison of Earnings for the Three and Nine Months Ended September 30, 1997 and 1996

      Net Income. Net income for the three and nine months ended September 30, 1997 increased $938,000 and $1.1 million, respectively, over the same periods in 1996. These increases were due primarily to a one time $1.2 million pre-tax assessment from the SAIF. This one time assessment was the result of legislation effective on September 30, 1996, for the purpose of recapitalizing the SAIF. Net income was also affected by increases in net interest and non-interest income and decreases in deposit insurance premiums and the provision for loan losses, offset somewhat by increases in miscellaneous other expenses and income tax expenses.

      Total Interest Income. Interest income increased by $734,000 or 15.9% and $1.3 million or 9.3% for the three and nine months ended September 30, 1997, respectively, as compared to the three and nine months ended September 30, 1996. These increases were due in most part to increases of $40.4 million and $25.6 million in the average balances of interest earning assets for the three and nine month periods ended September 30, 1997 as compared to the same periods in 1996.

      Total Interest Expense. Interest expense increased $601,000 or 22.1% and $967,000 or 11.5% for the quarter and nine months ended September 30, 1997, respectively, as compared to the quarter and nine months ended September 30, 1996. These increases were primarily due to the increases of $41.2 million and $26.2 million in the average balance of interest bearing liabilities for the three and nine months ended September 30, 1997 as compared to the same periods in 1996, and to increases of 18 and three basis points in the average cost of interest bearing liabilities for the three and nine months ended September 30, 1997, as compared to the same periods in 1996.

      Net Interest Income. Net interest income increased $133,000 or 7.0% and $339,000 or 11.5%, due to the reasons discussed in the two previous sections. In addition, the net interest spread, the difference between the average rate earned and the average rate paid, decreased by eight basis points to 2.24% for the quarter ended September 30, 1997 and five basis points to 2.22% for the nine months ended September 30, 1997.

      Provisions for Loan Losses. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Bank's loan portfolio. Such evaluation, which includes a review of certain loans of which full collectibility of interest and principal may not be reasonably assured, considers the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions. The provision for loan losses decreased $93,000 and $3,000 in the quarter and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. The primary cause for the decrease for three month period was the write-off of a loan in the 1996 three-month period which had been a performing loan in the previous quarter.

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

      Impaired loans and related amounts recorded in the allowance for loan losses at September 30, 1997 are summarized as follows (in thousands):


      With recorded allowances............         $1,507
      Without recorded allowances.........             --
                                                    -----
      Total impaired loans................          1,507
      Related allowance for loan losses...            208
                                                    -----
      Net impaired loans..................         $1,299
                                                    =====

      Non-interest Income. Non-interest income increased by $1,000 and $103,000 for the three and nine months ended September 30, 1997, respectively. The increase during the nine month period was primarily due to a $125,000 gain recorded on the sale of the Bank's Frenchtown, NJ branch office in June 1997. The office had been closed during the third quarter of 1996 and deposits were transferred to other Bank's offices.

      Non-interest Expense. Non-interest expense, excluding the $1.2 million one-time SAIF assessment included in the 1996 quarter, decreased $48,000 or 3.5% and $142,000 or 3.5% for the three and nine months ended September 30, 1997 compared to the prior periods, primarily due to a decrease of $107,000 and
$286,000, respectively, in deposit insurance premiums due to the recapitalization of the SAIF in September 1996, offset somewhat by increases of $50,000 and $123,000, respectively, in miscellaneous expenses due to a loss on the sale of an office building of a previously closed branch office and stock compensation expenses due to the implementation of stock benefit plans adopted by stockholders in July 1996. Further, occupancy expense decreased $25,000 and $84,000 respectively due in most part to the closing of two branch offices in the second half of 1996. Compensation and employee benefits increased by $28,000 and $72,000, respectively due in most part to the adoption of the Management Stock Bonus Plan ("MSBP") in the second half of 1996. The MSBP expense for the three and nine months ended September 30, 1997 was $28,000 and $90,000 respectively. Normal recurring wage increases were offset with a reduction in personnel costs associated with the closing of two branch offices previously discussed. Miscellaneous expense increased $50,000 and $123,000, primarily due to the MSBP expense for the directors of $48,000 and $96,000 for the three and nine months ended September 30, 1997, and a loss of $19,000 on the sale of an office building of a previously closed branch in June, 1997.

      Income Tax Expense. Income tax expense increased due to the increase of pre-tax income for the same periods.

Liquidity and Capital Resources

      On September 30, 1997, the Bank was in compliance with its three regulatory capital requirements as follows:


                                 Amount      Percent
                                 ------      -------
                                (Dollars in thousands)

Tangible capital .............   $25,865       8.04%
Tangible capital requirement .     4,826       1.50
                                 -------      -----
Excess over requirement ......   $21,039       6.54%
                                 =======      =====

Core capital .................   $25,865       8.04%
Core capital requirement .....     9,652       3.00%
                                 -------      -----
Excess over requirement ......   $16,213       5.04%
                                 =======      =====

Risk based capital ...........   $26,435      22.13%
Risk based capital requirement     9,557       8.00%
                                 -------      -----
Excess over requirement ......   $16,878      14.13%
                                 =======      =====

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

      The Company's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Company's primary sources of funds are deposits and scheduled amortization and prepayment of loan and mortgage-backed principal. During the past several years, the Company has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Company is currently able to fund its operations internally. Additionally, sources of funds include the ability to utilize Federal Home Loan Bank of New York advances and the ability to borrow against mortgage-backed and investment securities. As of September 30, 1997, the Company had $58.5 million of borrowed funds. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

      The Company anticipates that it will have sufficient funds available to meet its current commitments. As of September 30, 1997, the Company had mortgage commitments to fund loans of $4.0 million. Also, at September 30, 1997, there were commitments on unused lines of credit relating to home equity loans of $3.6 million. Certificates of deposit scheduled to mature in one year or less at September 30, 1997 totaled $124.3 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company. As a result, no adverse liquidity effects are expected.

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

Additional Key Operating Ratios

                                                 For the                For the
                                           Three Months Ended      Nine Months Ended
                                              September 30,          September 30,
                                           -------------------     ------------------
                                            1997(1)    1996(1)     1997(1)    1996(1)
                                            -------    -------     -------    -------
Return (loss) on average assets.........     0.57%      (0.68%)     0.60%      0.12%
Return (loss) on average equity.........     4.75%      (4.52%)     4.63%      0.78%
Interest rate spread....................     2.24%        2.32%     2.22%      2.27%
Net interest margin.....................     2.64%        2.84%     2.70%      2.78%
Noninterest expense, excluding one-time
 SAIF special assessment, to average
 assets.................................     1.66%        1.97%     1.69%      1.89%

                                                At September 30,  At December 31,
                                                      1997              1996
                                                ----------------  ---------------

Tangible book value per share.........               $13.40            $13.56

----------------
(1) The ratios for the three and nine month periods are annualized.

                   LITTLE FALLS BANCORP, INC. AND SUBSIDIARY

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

            Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at September 30, 1997. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at September 30, 1997 that would have a material effect on the operations or income of the Company or the Bank, taken as a whole.

ITEM 2.  CHANGES IN SECURITIES

            Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.

ITEM 5. OTHER MATERIALLY IMPORTANT EVENTS

            Not applicable.

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


                              LITTLE FALLS BANCORP, INC.




Date: November 12, 1997       By:  /s/ Leonard G. Romaine
                                   -----------------------------------------
                                   Leonard G. Romaine
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date: November 12, 1997       By:  /s/ Richard Capone
                                   -----------------------------------------
                                   Richard Capone
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Officer)