Form 10-K405
period 1997-12-31
LITTLE FALLS BANCORP INC
filed 1998-03-31
CIK 1001427

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended         December 31, 1997
                          -----------------------------------------

                                     - or -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                       to
                               ---------------------    ---------------------

Commission Number:  0-27010

                           LITTLE FALLS BANCORP, INC.
           -----------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

            New Jersey                                      22-3402073
---------------------------------------------           ---------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
  or organization)                                       Identification No.)

86 Main Street                                                 07424
---------------------------------------------           ---------------------
(Address of principal executive offices)                      Zip Code

Registrant's telephone number, including area code:     (201) 256-6100
                                                       -----------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                            -------

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the Nasdaq Stock Market, on March 26, 1998, was $47.7 million (2,477,525) shares at $19.25 per share).

         As of March 26, 1998 there were issued 3,041,750 and outstanding 2,477,525 shares of the Registrant's Common Stock.
                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 1997. (Parts I, II and IV)
2. Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders. (Part III)




                                      INDEX
PART I                                                                                                         Page
                                                                                                               ----

Item 1.     Business                                                                                              1

Item 2.     Properties...........................................................................................25

Item 3.     Legal Proceedings....................................................................................25

Item 4.     Submission of Matters to a Vote of Security-Holders..................................................26

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters................................26

Item 6.     Selected Financial Data..............................................................................26

Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations..........................................................................26

Item 8.     Financial Statements and Supplementary Data..........................................................26

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial
              Disclosure.........................................................................................26

PART III

Item 10.    Directors and Executive Officers of the Registrant...................................................27

Item 11.    Executive Compensation...............................................................................27

Item 12.    Security Ownership of Certain Beneficial Owners and Management.......................................27

Item 13.    Certain Relationships and Related Transactions.......................................................27

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K......................................27


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

         The Bank is a community oriented savings institution offering a variety of financial services to meet the needs of the communities it serves. The Bank conducts its business from its main office in Little Falls, New Jersey and five branch offices located in Passaic and Hunterdon Counties, New Jersey. The Bank attracts deposits from the general public and has historically used such deposits primarily to originate loans secured by first mortgages on owner-occupied one- to four-family residences in its market area and to purchase mortgage-backed securities. To a lesser extent, the Bank also originates a limited number of commercial real estate, residential construction and consumer loans, which mainly consist of home equity lines of credit. Further, the Bank also invests in mortgage-backed securities and investment securities.

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

Year 2000

         The Company recognizes that the arrival of the Year 2000 poses a unique worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000 and, like other companies, has assessed and is repairing its computer applications and business processes to provide for their continued functionality. An assessment of external entities which it interfaces with, such as vendors, counterparties, customers, payment systems, and others, is ongoing. Until such assessments are complete, it is not possible to predict the affect on the Company of noncompliance by external entities.

         The Company expects that the principal costs will be those associated with the remediation and testing of its computer applications. This effort is under way and is following a process of inventory, scoping and analysis, modification, testing and certification, and implementation. A major portion of these costs will be met from existing resources through a reprioritization of technology development initiatives, with the remainder representing incremental costs.

         The Company does not anticipate that the related overall costs will be material to any single year.

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

                                                                     At December 31,
                      --------------------------------------------------------------------------------------------------------------
                           1997                    1996                    1995                    1994                 1993
                      ------------------    --------------------     -------------------    ---------------------  -----------------
                              Percent of              Percent of             Percent of               Percent of          Percent of
                      Amount     Total        Amount    Total        Amount     Total         Amount     Total     Amount    Total
                      ------    -------       ------   -------       ------  -----------    --------- ----------   ------ ----------
                                                                    (Dollars in Thousands)
Type of Loans:
One- to four-
 family..............$118,254   80.42%      $ 108,367   92.53%       $88,828    92.31%       $87,851    92.71%     $95,278   93.62%
Multi-family and
  commercial real
  estate.............  17,362   11.81           3,659    3.13          4,639      4.82         4,463     4.71        3,614    3.54
Residential
 construction........     350    0.24             525    0.45          1,098      1.14           521     0.55           --      --
Consumer:
Savings account......     807    0.55             889    0.76            824      0.86           866      .91        1,015    1.00
Second mortgages.....  11,630    7.91           5,028    4.29          2,540      2.64         2,694     2.84        3,007    2.95
Other................      12    0.01              25    0.02             42      0.04            52      .05           87     .09
                     --------  ------        --------  ------        -------   ------        -------   ------     --------  ------
Total loans
  receivable (gross). 148,415  100.94         118,493  101.18         97,971    101.81        96,447   101.77      103,001  101.20
Less:
  Loans in process...     233    0.16             150   (0.13)           450    (0.47)           186     (.18)          --      --
  Deferred loan
   origination                                          (0.12)
   fees and costs....     (19)   (0.01)           138                    333    (0.35)           338     (.36)         408    (.40)
  Allowance for loan
   losses............   1,168    0.79           1,090   (0.93)           958    (0.99)         1,169    (1.23)         818    (.80)
                     --------  ------        --------  ------        -------   ------        -------   ------     --------  ------
Total loans, net.....$147,033  100.00%       $117,115  100.00%       $96,230   100.00%       $94,754   100.00%    $101,775  100.00%
                     ========  ======        ========  ======        =======   ======        =======   ======     ========  ======

Loan Maturity Tables

         The following table sets forth the contractual maturity of the Bank's loan portfolio at December 31, 1997. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $15.7 million for the year ended December 31, 1997. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities rather than the period in which interest rates are next scheduled to adjust.

                                                         Multi-Family
                                                              and
                                      One- to Four-        Commercial         Residential
                                         Family           Real Estate         Construction    Consumer       Total
                                      -------------       -----------         ------------    ---------      -----

                                                                    (In Thousands)
Amounts Due:
Within 1 year..................          $     76             $    --            $   350       $ 1,154      $  1,580
                                         --------             -------            -------       -------      --------

  1 to 5 years.................             2,755                  --                 --            75         2,830
  5 to 10 years................             5,020                  --                 --         1,376         6,396
  Over 10 years................           109,367              17,114                 --         9,844       136,325
                                         --------             -------            -------       -------      --------
Total due after one year.......           117,142              17,114                 --        11,295       145,551
                                         --------             -------            -------       -------      --------
Non-performing.................             1,036                 248                 --            --         1,284
Total amount due...............           118,254              17,362                350        12,449       148,415

Less:
Allowance for loan and
  lease loss...................               877                 231                  4            56         1,168
Loans in process...............                --                  --                233            --           233
Deferred loan fees (costs).....                 8                  --                 --          (27)          (19)
                                         --------             -------            -------       -------      --------
  Loans receivable, not........          $117,369             $17,131            $   113       $12,420      $147,033
                                         ========             =======            =======       =======      ========



         The following table sets forth the dollar amount at December 31, 1997 of all loans due after December 31, 1998, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                               Floating or
                                         Fixed Rates         Adjustable Rates          Total
                                         -----------         ----------------          -----
                                                             (In Thousands)
One- to four-family................       $38,153               $ 80,025             $118,178
Multi-family and
  commercial real estate...........           268                 17,094               17,362
Consumer...........................         8,402                  2,893               11,295
                                          -------               --------             --------
  Total............................       $46,823               $100,012             $146,835
                                          =======               ========             ========

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

         The Bank has purchased and participated in a limited number of loans, primarily in its market area. At December 31, 1997, the Bank had $4.5 million of purchased loans and $2.4 million in loan participations. The Bank purchases and participates in loans after applying its own underwriting standards. The Bank typically does not service the loans that it purchases or participates in with other financial institutions.

         Multi-Family and Commercial Real Estate Loans. The Company has recently purchased participations in multi-family mortgage loans secured primarily by apartment buildings located in New Jersey and New York. These loans are generally adjustable-rate loans with maturities up to 25 years. These loans typically amortize over 20 to 25 years. As of December 31, 1997, $17.4 million, or 11.8%, of the Bank's loan portfolio consisted of multi-family residential and commercial real estate loans. These loans are generally made in amounts up to 75% of the appraised value of the mortgaged property. In purchasing such loans, the Bank evaluates the mortgage primarily on the net operating income generated by the real estate to support the debt service. The Bank also considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Bank's lending experience, if any, with the borrower. The typical multi-family property in the Bank's multi-family lending portfolio has between 11 and 110 dwelling units with an average loan balance of approximately $700,000.

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

         The Bank's commercial real estate loans typically are secured by properties such as mixed-use properties, retail stores, office buildings and strip shopping centers. The Bank's commercial real estate portfolio includes multi-family loans. In 1997, the Bank purchased $15.1 million of loan participations on apartment buildings in New York and New Jersey. These were adjustable rate loans and resulted in increasing the Bank's yield on interest earning assets while diversifying its loan portfolio. For a discussion of the Bank's largest commercial real estate loan, see "- Loans to One Borrower."

         Loans secured by multi-family and commercial real estate generally involve a greater degree of risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate. If the cash flow from the property is reduced, the borrower's ability to repay the loan may be impaired.

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

         Loan Commitments. The Bank issues written commitments to prospective borrowers on all real estate approved loans. Generally, the commitment requires the loan to be closed within sixty days of issuance. At December 31, 1997, the Bank had $3.2 million of commitments to fund new mortgage loans and commitments on unused lines of credit relating to home equity loans of $4.1 million.

         Loans to One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations limit loans-to-one borrower in an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The Bank's maximum loan-to-one borrower limit was approximately $4.1 million as of December 31, 1997.

         At December 31, 1997, the Bank's three largest lending relationships ranged from $1.1 million to $1.2 million. They are all performing loans on apartment buildings in New Jersey and New York in which the Bank has a participating interest. See also "-- Multi-Family and Commercial Real Estate."

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

                                                               At December 31,
                                                 1997      1996      1995      1994      1993
                                                 ----      ----      ----      ----      ----
                                                            (Dollars in Thousands)
Non-performing loans:
   Nonaccrual loans:
   One- to four-family residential ..........   $1,036    $  989    $1,059    $4,182    $3,894
   Multi-family and commercial real estate ..      248       860       860        --        --
   Consumer loans ...........................       --        52        23        20        --
                                                ------    ------    ------    ------    ------
Total nonaccrual loans ......................    1,284     1,901     1,942     4,202     3,894
   Accruing one- to four-family residential .       --        --       505        --        --
                                                ------    ------    ------    ------    ------
Total non-performing loans ..................    1,284     1,901     2,447     4,202     3,894
                                                ------    ------    ------    ------    ------
Real estate owned ...........................      604       857     1,501     1,765     1,859
                                                ------    ------    ------    ------    ------
Total non-performing assets .................   $1,888    $2,758    $3,948    $5,967    $5,753
                                                ======    ======    ======    ======    ======
Total non-performing loans to net loans .....      .87%     1.62%     2.54%     4.43%     3.83%
                                                ======    ======    ======    ======    ======
Total non-performing loans to total assets ..      .39%      .63%      .79%     2.17%     1.93%
                                                ======    ======    ======    ======    ======
Total non-performing assets to total assets .      .57%      .91%     1.27%     3.09%     2.85%
                                                ======    ======    ======    ======    ======



         Interest income that would have been recorded on nonaccrual loans had they been current under the original terms of such loans was approximately $111,000 and $198,000 for the years ended December 31, 1997 and 1996, respectively. Amounts included in the Bank's interest income attributable to non-performing loans for the years ended December 31, 1997 and 1996 were approximately $50,000 and $84,000, respectively.

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

         The following table provides further information about the Bank's classified assets as of the dates indicated.


                                                                  At December 31,
                              -----------------------------------------------------------------------------------------
                                1997               1996                1995                 1994                 1993
                              --------           --------             ------               ------             ---------
                                                                   (In Thousands)
Criticized:
  Special Mention........     $ 3,912            $  2,931             $2,639               $2,094              $ 1,406
Classified:
  Substandard............       1,637               3,665              3,925                5,901                8,549
  Doubtful...............          --                  --                 --                   --                   --
  Loss...................          --                  --                 --                  123                  501
                              -------            --------             ------               ------              -------
                              $ 5,549            $  6,596             $6,564               $8,118              $10,456
                              =======            ========             ======               ======              =======



         Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is carried at the lower of the cost or fair value less selling costs. It is the policy of the Bank to obtain an appraisal on all real estate acquired through foreclosure as soon as practicable after it takes possession of the property. The Bank generally reassesses the value of real estate owned at least every eighteen months. These properties are subsequently evaluated and carried at the lower of the "new" cost or fair value minus selling costs of the underlying collateral. The Bank's real estate owned totaled approximately $604,000 at December 31, 1997.

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


                                                        At December 31,
                                   ---------------------------------------------------------
                                     1997        1996        1995        1994         1993
                                     ----        ----        ----        ----         ----
                                                    (Dollars in Thousands)

Total loans outstanding ........   $148,415    $118,493    $ 97,971    $ 96,447    $103,001
                                   ========    ========    ========    ========    ========

Allowance balances (at beginning
 of period) ....................   $  1,090    $    958    $  1,169    $    818    $    731
Provision:
  One- to four-family ..........        168         136          87         340         325
  Multi-family and commercial
    real estate(1) .............         35          38          35          13          --
  Consumer .....................         37           9           9           3           3
                                   ========    ========    --------    --------    --------
Total provision for loan losses         240         183         131         356         328
                                   --------    --------    --------    --------    --------
Charge-offs net of recoveries:
  One- to four-family ..........        154          51         342           5         241
  Multi-family and commercial
    real estate ................         --          --          --          --          --
Consumer .......................          8          --          --          --          --
                                   --------    --------    --------    --------    --------
Total charge-offs ..............        162          51         342           5         241
                                   --------    --------    --------    --------    --------
Allowance balance (at end of
  period) ......................   $  1,168    $  1,090    $    958    $  1,169    $    818
                                   ========    ========    ========    ========    ========
Allowance for loan losses as
  a percent of total loans
  outstanding ..................       0.79%       0.92%       0.98%       1.21%       0.79%
                                   ========    ========    ========    ========    ========




        -----------------
        (1)  Includes residential construction loans.

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


                                                               At December 31,
               ---------------------------------------------------------------------------------------------------------------------
                     1997                    1996                   1995                    1994                    1993
               ----------------------   ----------------------  ---------------------  ----------------------  ---------------------
                         Percent of              Percent of             Percent of              Percent of             Percent of
                          Loans to                Loans to               Loans to                Loans to               Loans to
               Amount  Loan Portfolio   Amount  Loan Portfolio  Amount Loan Portfolio  Amount  Loan Portfolio  Amount Loan Portfolio
               ------  --------------   ------  --------------  ------ --------------  ------  --------------  ------ --------------
                                                            (Dollars in Thousands)
At end of
 period
 allocated to:
One-to four-
 family........$  877      79.68%       $  863       91.66%     $778     92.31%        $1,033      92.71%        $814      93.62%
Multi-family
  and
   commercial
   real
   estate(1)...   235      11.93           200         3.27      162      4.82            127       4.71           --       3.54
Consumer ......    56       8.39            27         5.07       18      3.54              9       3.80            4       4.04
               ------     ------        ------      ------      ----    ------         ------     ------         ----     ------
Total
 allowance.....$1,168     100.00%       $1,090      100.00%     $958    100.00%        $1,169     100.00%        $818     100.00%
               ======     ======        ======      ======      ====    ======         ======     ======         ====     ======



(1)  Includes residential construction loans.

Investment Activities

         General. The investment policy of the Bank, which is approved by the Board of Directors and implemented by certain officers as authorized by the Board, is designed primarily to provide and maintain liquidity and to manage the interest rate sensitivity of its overall assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to provide a flow of earnings and a countercyclical balance to earnings and to provide a balance of quality and diversification of the Bank's assets. In establishing its investment strategies, the Bank considers its business and growth plans, the economic environment, its interest rate sensitivity position, the types of securities to be held, and other factors. Federally chartered savings institutions have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed and mortgage-related securities, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements, loans of federal funds, and, subject to certain limits, corporate securities, commercial paper and mutual funds.

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

         At December 31, 1997, the Bank's investment securities portfolio primarily consisted primarily of short and medium term U.S. Government and agency securities. In addition, at December 31, 1997, the Bank had federal funds sold of $3.5 million and FHLB stock of $2.5 million.

         To supplement lending activities and to utilize excess liquidity, the Bank invests in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. The mortgage-backed securities portfolio at December 31, 1997 consisted of both fixed-rate and adjustable rate certificates issued by the FHLMC, GNMA and FNMA. The fixed rate certificates provide the certificate holder principal payments while the adjustable rate securities provide protection against rising interest rates.

         Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include FHLMC, FNMA, and GNMA.

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

         To reduce the effect of interest rate changes on net interest income the Bank invests in collateralized mortgage obligations ("CMOs"). All of the products that were purchased are adjustable on a monthly basis and use London Interbank Offered Rates ("LIBOR") index. All of the securities have a cap rate of either 9.0%, or 10.0% and all of the products meet the current FFIEC tests. The securities are tested on a quarterly basis.

Investment and Mortgage-backed Securities Portfolio. The following table sets forth the carrying value of the Bank's investment and mortgage-backed securities portfolio.

                                                       At December 31,
                                           ----------------------------------------
                                            1997             1996            1995
                                           -------        ----------       --------
                                                        (In Thousands)

Investment Securities:
 U.S. Government
   securities.................             $    --         $   6,006        $10,014
 U.S. Agency securities.......              57,988            45,022         19,985
 Other securities.............                  --               342             --
                                           -------          --------        -------
   Total investment                         57,988            51,370         29,999
                                           -------          --------        -------
     securities...............
Federal funds sold............               3,500             5,000         39,800
FHLB Stock....................               2,518             2,076          1,395
                                           -------          --------        -------
   Total investment
     securities, federal
     funds sold and FHLB
     stock....................             $64,006          $ 58,446        $71,194
                                           =======          ========        =======

                                                        At December 31,
                                    -------------------------------------------------------
                                        1997                 1996                   1995
                                        ----                 ----                   ----

                                      Amount(1)             Amount                 Amount
                                      ---------             ------                 ------

                                                      (Dollars in Thousands)
Mortgage-backed securities:
  GNMA...........................     $ 26,337              $  33,675              $ 38,714
  FNMA...........................       42,393                 49,434                45,613
  FHLMC..........................       34,932                 28,297                32,590
                                      --------              ---------              --------
      Total......................      103,662                111,406               116,917
  Net premiums...................        1,224                  1,067                 1,103
                                      --------              ---------              --------
Net mortgage-backed
  securities.....................     $104,886              $ 112,473              $118,020
                                      ========              =========              ========


---------------------
(1) Includes held to maturity and available for sale (available for sale issues are reflected net of an unrealized loss of $111,500).

         Investment and Mortgage-backed Securities' Portfolios Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment and mortgage-backed securities portfolios at December 31, 19976.

                                                                                           Total Investment and
                          One Year or Less  One to Five Years  More Than Five Years      Mortgage-backed Securities
                         ------------------ ------------------ -------------------- ---------------------------------------
                                  Weighted            Weighted            Weighted               Weighted       Estimated
                         Carrying  Average  Carrying  Average  Carrying    Average  Carrying      Average          Fair
                           Value    Yield    Value     Yield    Value       Yield    Value         Yield           Value
                          -------  -------  -------   -------  -------     -------  -------       -------         ------
                        (Dollars in Thousands)

U.S. Agency securities... $10,006     5.26%  9,000      6.17%  $38,982       7.18%   $ 57,988       6.69%       $ 58,129
                          =======    ====   ======      ====   =======       ====    ========       ====        ========

GNMA..................... $    --   $   --      36      7.68%  $26,736       7.12%   $ 26,772       7.12%       $ 26,952
FNMA(1)..................     455     7.14   2,200      7.00    40,196       6.77      42,851       6.78          42,884
FHLMC(1).................      --       --   8,883      6.65    26,380       6.73      35,263       6.71          35,339
                          -------    ----   ------      ----   -------       ----    --------       ----        --------
   Total mortgage-backed
   securities........... .$   455    7.14%  11,119      6.72%  $93,312       6.86%   $104,886       6.84%       $105,175
                          =======    ====   ======      ====   =======       ====    ========       ====        ========



----------------------
(1) Includes mortgage-backed securities held to maturity and available for sale.

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

         Regular savings accounts, money market accounts and NOW accounts including non-interest bearing deposits constituted $44.5 million, $10.0 million and $21.3 million, respectively, or 19.3%, 4.3%, and 9.3%, respectively. Certificates of deposit constituted $154.4 million or 67.1% of the deposit portfolio. As of December 31, 1997, the Bank had no brokered deposits.

         Jumbo Certificate Accounts. The following table indicates the amount of the Bank's certificates of deposit of greater than $100,000 by time remaining until maturity as of December 31, 1996.

                                         Certificates
                                         of Deposits
                                        --------------
Maturity Period                         (In Thousands)
---------------
Within three months.................        $ 2,172
Three through six months............          3,059
Six through twelve months...........          2,916
Over twelve months..................          1,873
                                            -------
                                            $10,020
                                            =======

         Savings Deposit Activity. The following table sets forth the savings activities of the Bank for the periods indicated.

                                                           Year Ended December 31,
                                                   ---------------------------------------
                                                     1997           1996              1995
                                                     ----           ----              ----
                                                               (In Thousands)
Net increase (decrease)
  before interest credited, deposits
  purchased and deposits sold............          $ (8,507)      $(21,401)        $ 7,949
Deposits purchased.......................                --             --          54,415
Deposits sold............................                --         (9,221)             --
Interest credited........................            10,328         11,083           9,314
                                                   --------       --------         -------
Net increase (decrease) in
  savings deposits.......................          $  1,821       $(19,539)        $71,678
                                                   ========       ========         =======

Borrowings

         At December 31, 1997, the Bank had $50.4 million of borrowings with the Federal Home Loan Bank. These consist of the following:

                  (a) $9.0 million repurchase agreement with a rate of 5.82%, maturing December, 1999 with a one time call feature at December 20, 1998.

                  (b) Two repurchase agreements of approximately $8.2 million each. Both mature in February 1998, and have rates of 5.76% and 5.74%. (These repurchase agreements were subsequently rolled over for nine months, maturing in November 1998, at rates of 5.62% and 5.61%.)

                  (c) $10.0 million, 30 day repurchase agreement with a rate of 6.05%. (This repurchase agreement was subsequently rolled over twice in 1998 at a rate of 5.61% each time.)

                  (d) $15.0 million advance with a rate of 5.80%, maturing in August, 1998.

         In addition, the Bank had a $8.4 repurchase agreement with an independent third party, which matures in February, 1998 and has a rate of 5.77%. (This repurchase agreement was subsequently rolled over for six months at a rate of 5.62%).

Subsidiary Activities

     As of December 31, 1997, the Bank was the sole subsidiary of the Company. The Bank has no active subsidiaries.

Personnel

     As of December 31, 1997, the Bank had 36 full-time and 9 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

     FDIC assessments on SAIF institutions currently range from 0 to 27 basis points. In addition, legislation requires the cost of prior thrift failures to be shared by both the SAIF and the Bank Insurance Fund ("BIF") (Fico Bond payments). The Fico Bond assessment for savings institutions in 1997 was approximately $.064 per $100 in deposits.

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

     As shown below, the Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 1997:

                                                                     Percent of
                                                                       Adjusted
                                                     Amount             Assets
                                                       (Dollars in Thousands)
Tangible Capital:
Actual capital..............................         $26,416              8.10%
Regulatory requirement......................           4,890              1.50
                                                     -------             -----
  Excess....................................         $21,526              6.60%
                                                     =======             =====

Core Capital:
Actual capital..............................         $26,416              8.10%
Regulatory requirement......................           9,780              3.00
                                                     -------             -----
  Excess....................................         $16,636              5.10%
                                                     =======             =====

Risk-Based Capital:
Actual capital..............................         $27,138             23.83%
Regulatory requirement......................           9,112              8.00
                                                     -------             -----
  Excess....................................         $18,026             15.83%
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

     The following table presents the Bank's NPV at December 31, 1997, as calculated by OTS and based on OTS assumptions using raw data provided to the OTS by the Bank.

                               Net Portfolio Value
                                ($ In Thousands)

     Change in                                                  Percent of                                 Change in
   Interest Rate                               Amount of         Estimated             NPV Ratio              NPV
   (Basis Points)               NPV            Change (1)          NPV (2)                (3)              Ratio (4)
   --------------               ---            ----------          -------                ---              ---------
        +400                   4,264            (29,252)             -87%                 1.42%              (862)bp
        +300                  11,932            (21,585)             -64%                 3.87%              (618)bp
        +200                  19,570            (13,946)             -42%                 6.17%              (388)bp
        +100                  26,884             (6,632)             -20%                 8.25%              (179)bp
        Par                   33,516                 --               --                 10.04%                --
        -100                  39,212              5,696               17%                11.51%               147 bp
        -200                  43,922             10,406               31%                12.67%               262 bp
        -300                  48,912             15,396               46%                13.85%               381 bp
        -400                  55,122             21,606               64%                15.28%               524 bp

---------------------
(1) Represents the excess (deficiency) of the estimated NPV assuming the indicated change in interest rates minus the estimated NPV assuming no change in interest rates.
(2) Calculated as the amount of change in the estimated NPV divided by the estimated NPV assuming no change in interest rates.
(3)      Calculated as the estimated NPV divided by average total assets.
(4) Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

     If the OTS rule regarding the IRR component had been in effect at December 31, 1997, the Bank would have had to deduct from its risk-based capital approximately $3.6 million. The Bank would have met its capital requirements, had this rule been in effect at December 31, 1997.

                                                                  December 31,    December 31,
                                                                    1997(1)           1996
                                                                  ------------    ------------


               *** RISK MEASURES: 200 BP RATE SHOCK ***

Pre-Shock NPV Ratio: NPV as % of PV of Assets.................      10.04 %           9.17 %

Exposure Measure: Post-Shock NPV Ratio........................       6.17 %           5.71 %

Sensitivity Measure: Change in NPV Ratio......................       (388) bp         (346) bp



*** CALCULATION OF CAPITAL COMPONENT ***

Change in NPV as % of PV of Assets............................       4.18 %           3.73 %

Interest Rate Risk Capital Component ($000)...................     $3,637           $2,630


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

     As of December 31, 1997, the Bank was a "well capitalized institution" as defined in the prompt corrective action regulations and as such is not subject to any prompt corrective action measures.

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

     OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. Based on the Bank's capital levels at December 31, 1997, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

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

     Qualified Thrift Lender Test. The Home Owners' Loan Act ("HOLA"), as amended, requires savings institutions to meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of New York. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The method for measuring compliance with the QTL test is on a monthly basis in nine out of every 12 months. As of December 31, 1997, the Bank was in compliance with its QTL requirement.

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

     Loans-to-One Borrower. See "Business -- Lending Activities -- Loans-to-One Borrower."

     Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. Current law requires public disclosure of an institution's CRA rating and requires the OTS to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system in lieu of the existing five-tiered numerical rating system. The Bank received a satisfactory rating as a result of its last evaluation in March, 1997.

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

     Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 4%. At December 31, 1997, the Bank's liquidity ratio was 44.14%.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. As of December 31, 1997, the Bank had $2.5 million in FHLB stock, which was in compliance with this requirement.

     The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended December 31, 1997, dividends paid by the FHLB of New York to the Bank totaled $148,000.

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

     Savings associations have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings associations to exhaust all OTS sources before borrowing from the Federal Reserve System. The Bank had no such borrowings at December 31, 1997.

Item  2.  Properties
--------------------

     The Bank operates from its main office located at 86 Main Street, Little Falls, New Jersey and five branch offices, one of which is leased. This includes three branches purchased from an unaffiliated commercial bank in December 1996. The Bank's total investment in office property and equipment is $4.0 million with a net book value of $2.6 million at December 31, 1997.

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

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

     Information relating to the market for Registrant's common equity and related stockholder matters appears under "Stock Market Information" in the Registrant's 1997 Annual Report to Stockholders ("Annual Report") on page 7, and is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

     The above-captioned information appears in the Annual Report on pages 8 and 9, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results
--------------------------------------------------------------------------------
of Operations
-------------

     The above-captioned information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on pages 10 through 20 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The Financial Statements of the Bank, together with the report thereon by Radics & Co., LLC, appear in the Annual Report on pages F-1 through F-40 and are incorporated herein by reference.

Item  9.  Changes  In and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

     Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" at pages 4 through 8 of the Registrant's definitive proxy statement for the Registrant's 1998 Annual Meeting of Stockholders to be held on April 21, 1998 (the "Proxy Statement"), which was filed with the Commission on March 25, 1998 and incorporated herein by reference. See also "Item 1. Business of the Bank -- Personnel" included herein.

Item 11.  Executive Compensation
--------------------------------

     The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement at pages 8 through 14.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement at pages 2 and 3.


                                     PART IV

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement at page 15.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)      The following documents are filed as a part of this report:

     (1) Financial Statements of the Company are incorporated by reference to the following indicated pages of the Annual Report.

                                                                    PAGE
                                                                    ----

Independent Auditors' Report................................         F-3
Consolidated Statements of Financial Condition as of
  December 31, 1997 and 1996................................         F-4
Consolidated Statements of Income For the Years Ended
  December 31, 1997, 1996 and 1995..........................         F-5
Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 1997, 1996 and 1995......         F-6
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995..........................         F-7
Notes to Consolidated Financial Statements..................         F-9

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

          2.0     Branch Sale Agreement**
          3.1     Articles of Incorporation of Little Falls Bancorp, Inc.*
          3.2     Bylaws of Little Falls Bancorp, Inc.*
          4.0     Form of Stock Certificate of Little Falls Bancorp, Inc.*
         10.1     Employment Agreement between the Bank and John P. Pullara**
         10.2     Employment Agreement between the Bank and Leonard G. Romaine**
         10.4     Form of  Employment  Agreement  with  Eight  Employees  of the
                  Bank***
         10.6     1996 Management Stock Bonus Plan***
         10.7     1996 Stock Option Plan***
         13.0     1997 Annual Report to Stockholders
         21.0 Subsidiary of the Registrant (See Item 1 - Business-Subsidiary Activities)
         27.0     Financial Data Schedule ****


                  (b)   Reports on Form 8-K.

                  None.

---------------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed with the Securities and Exchange Commission on September 25, 1995 (Registration No. 33-97316).

** Incorporated by reference into this document from the Exhibits to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1995 (File No. 0-27010).

*** Incorporated by reference into this document from the Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-27010).

****     In electronic filing only.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     LITTLE FALLS BANCORP, INC.

Dated:  March 31, 1998                       By:       /s/ Leonard G. Romaine
                                                     -----------------------
                                                     Leonard G. Romaine
                                                     President and Director
                                                     (Duly Authorized
                                                       Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:        /s/ Leonard G. Romaine                    By:       /s/ Richard A. Capone
          --------------------------------------              ------------------------------------
          Leonard G. Romaine                                  Richard A. Capone
          President and Director                              Chief Financial Officer
          (Principal Executive Officer)                       (Principal Financial and Accounting
                                                                 Officer)

Date:     March 31, 1998                             Date:    March 31, 1998


By:                                                  By:      /s/ John P. Pullara
          --------------------------------------              -------------------------------------
          Albert J. Weite                                     John P. Pullara
          Chairman of the Board and Director                  Director

Date:     March 31, 1998                             Date:    March 31, 1998


By:       /s/ Edward J. Seugling                     By:      /s/ George Kuiken
          ---------------------------------------             -------------------------------------
          Edward J. Seugling                                  George Kuiken
          Vice Chairman of the Board and Director             Director

Date:     March 31, 1998                             Date:    March 31, 1998


By:       /s/Raoul G. Barton                         By:      /s/ Norman A. Parker
          ---------------------------------------             -------------------------------------
          Raoul G. Barton                                     Norman A. Parker
          Director                                            Director

Date:     March 31, 1998                             Date:    March 31, 1998


By:       /s/ C. Evans Daniels
          ---------------------------------------
          C. Evans Daniels
          Director

Date:     March 31, 1998