Form 10-Q
period 1998-03-31
LITTLE FALLS BANCORP INC
filed 1998-05-15
CIK 1001427

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[_] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1998
                               -------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ----------------

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

         Indicate by check x/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date May 9, 1997.

          Class                                             Outstanding
---------------------------                               ----------------
$.10 par value common stock                               2,477,525 shares

                           LITTLE FALLS BANCORP, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX

                                                                      Page
                                                                     Number
                                                                     ------

PART I - CONSOLIDATED FINANCIAL INFORMATION OF LITTLE FALLS
             BANCORP, INC.

Item 1.  Financial Statements and Notes Thereto...........................1
Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................6

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................13
Item 2.  Changes in Securities...........................................13
Item 3.  Defaults upon Senior Securities.................................13
Item 4.  Submission of Matters to a Vote of Security Holders.............13
Item 5.  Other Materially Important Events...............................13
Item 6.           Exhibits and Reports on Form 8-K.......................13

SIGNATURES

                           LITTLE FALLS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                                     March 31,             December 31,
                                                                                       1998                    1997
                                                                                  -------------            -------------
ASSETS
Cash and due from banks................................................           $  3,600,345            $  2,737,709
Interest-bearing deposits in other banks...............................                390,149                 550,522
Federal funds sold.....................................................             19,500,000               3,500,000
                                                                                   -----------             -----------
     Total cash and cash equivalents...................................             23,490,494               6,788,231
Investment securities held-to-maturity net
  (estimated fair values $58,920,000
  and $58,129,000).....................................................             58,679,591              57,987,644
Investment securities available for sale...............................             15,212,910                      --
Mortgage-backed securities available for
  sale.................................................................             11,954,422              13,929,048
Mortgage-backed securities held to maturity, net
  (estimated fair values $84,527,000
  and $91,246,000).....................................................             84,271,082              90,957,446
Loans receivable.......................................................            148,446,662             147,033,259
Premises and equipment.................................................              2,618,071               2,617,175
Investment in real estate..............................................                424,752                 427,317
Foreclosed real estate.................................................                585,352                 604,219
Interest receivable....................................................              2,617,275               2,079,091
Federal Home Loan Bank of New York stock, at cost......................              3,767,600               2,517,600
Excess of cost over assets acquired....................................              2,766,033               2,856,230
Other assets...........................................................                609,136                 725,234
                                                                                   -----------             -----------
      TOTAL ASSETS.....................................................           $355,443,380            $328,522,494
                                                                                   ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits.............................................................           $233,847,551            $230,132,675
  Borrowed money.......................................................             83,877,000              58,719,500
  Accounts payable and other liabilities...............................              1,466,282               1,375,658
                                                                                  ------------             -----------
      Total liabilities................................................            319,190,833             290,227,833
                                                                                   -----------             -----------
Stockholders' Equity:
  Preferred stock; 5,000,000 authorized shares;
    none outstanding...................................................                     --                      --

  Common stock, par value $.10; 10,000,000
     authorized shares; shares issued 3,041,750;
     shares outstanding 2,477,525 and 2,607,921........................                304,175                 304,175
  Additional paid-in-capital...........................................             29,105,270              29,067,633
  Retained earnings - substantially restricted.........................             18,603,670              18,275,517
  Common Stock acquired by ESOP shares.................................             (2,065,875)             (2,106,432)
  Unearned restricted MSBP stock, at cost..............................             (1,253,384)             (1,329,167)
  Treasury stock, at cost; 564,225 and 433,829 shares..................             (8,191,308)             (5,632,286)
  Unrealized loss on securities available
    for sale...........................................................                (36,284)                (71,062)

  Minimum pension liability net of deferred taxes......................               (213,717)               (213,717)
                                                                                   -----------            ------------
      Total stockholders' equity.......................................             36,252,547              38,294,661
                                                                                   -----------             -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................           $355,443,380            $328,522,494
                                                                                   ===========             ===========

---------------------
* The consolidated balance sheet at December 31, 1997 has been taken from the audited balance sheet at that date.

See notes to unaudited consolidated financial statements.

                           LITTLE FALLS BANCORP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                              For the Three Months
                                                                                                 Ended March 31,
                                                                                       ----------------------------------
                                                                                          1998                   1997
                                                                                       ------------           -----------
Interest income:
  Loans receivable........................................................              $2,789,542            $2,205,524
  Mortgage backed securities..............................................               1,619,400             1,814,168
  Investment securities and other interest earning assets.................               1,198,830               961,423
                                                                                         ---------              --------
      Total interest income...............................................               5,607,772             4,981,115
Interest expense:
  Deposits................................................................               2,599,740             2,521,787
  Borrowings..............................................................                 918,442               473,696
                                                                                         ---------             ---------
Total interest expense....................................................               3,518,182             2,995,483
                                                                                         ---------             ---------
Net interest income before provision for loan losses......................               2,089,590             1,985,632
Provision for loan losses.................................................                  60,000                60,000
                                                                                         ---------             ---------
     Net interest income after provision for loan losses..................               2,029,590             1,925,632
                                                                                         ---------             ---------
Non-interest income:
Total non-interest income.................................................                  62,519                60,883
                                                                                         ---------             ---------
Non-interest expense:
  Compensation and employee benefits......................................                 724,221               636,569
  Occupancy, net..........................................................                  94,541                76,590
  Equipment...............................................................                 101,260               115,017
  Deposit insurance premiums..............................................                  30,057                30,973
  Loss on foreclosed real estate..........................................                   6,876                 9,892
  Amortization of deposit premium.........................................                  90,197                90,197
  Miscellaneous expense...................................................                 339,708               311,924
                                                                                         ---------             ---------
     Total non-interest expense...........................................               1,386,860             1,271,162
                                                                                         ---------             ---------
     Income before provision for income taxes.............................                 705,249               715,353
Provision for income taxes................................................                 246,700               270,000
                                                                                         ---------             ---------
      Net income..........................................................                 458,549               445,353
Other comprehensive income - unrealized holding gains on securities
  available for sale, net of income taxes of $19,547 in 1998..............                  34,778                --
                                                                                        ----------            ------
                                                                                       $   493,327           $   445,353
                                                                                        ==========            ==========
Weighted average number of common shares outstanding:
                           basic                                                         2,259,761             2,508,014
                                                                                        ==========            ==========
                           diluted                                                       2,378,608             2,557,243
                                                                                        ==========            ==========
  Earnings per share:
                           basic                                                           $  0.20               $  0.18
                                                                                            ======                ======
                           diluted                                                         $  0.19               $  0.17
                                                                                            ======                ======


See notes to unaudited consolidated financial statements.

                           LITTLE FALLS BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             For the Three Months
                                                                                                 Ended March 31,
                                                                                   -----------------------------------------
                                                                                          1998                     1997
                                                                                   ---------------           ---------------
Cash flows from operating activities:
  Net income..............................................................              $458,549                 $445,353
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation..........................................................                32,004                   34,299
    Provision for loan losses.............................................                60,000                   60,000
    Amortization of intangibles...........................................                90,197                   90,197
    Amortization of deferred fees, premiums and discounts, net............                54,867                   24,337
    Amortization of unearned ESOP shares..................................                78,194                   54,589
    Amortization of MSBP cost.............................................                75,783                   43,800
    Loss (gain) on sale of foreclosed real estate.........................                    --                    8,169
    Decrease in other assets..............................................                96,551                  207,882
    Increase in interest receivable, net..................................              (538,184)                (563,745)
    Increase (decrease) in interest payable...............................               126,718                  (47,381)
    Increase (decrease) in accounts payable and other liabilities.........               (72,175)                 231,973
                                                                                        --------                  -------
      Net cash provided by operating activities...........................               462,504                  589,473
                                                                                         -------                  -------
Cash flows from investing activities:
    Principal collections on mortgage-backed securities available for sale             1,982,192                       --
    Principal collections on mortgage-backed securities held to maturity..             6,668,594                5,458,872
    Net increase in loans receivable......................................            (1,448,269)              (5,095,002)
    Purchase of investments held to maturity..............................            (7,694,185)                      --
    Purchases of premises and equipment...................................               (30,335)                 (15,371)
    Proceeds from sale of foreclosed real estate..........................                    --                   74,631
    Purchases of Federal Home Loan Bank of New York stock.................            (1,250,000)                (146,300)
                                                                                       ---------                 --------
      Net cash provided by (used in) investing activities.................            (9,979,280)                 276,830
                                                                                       ---------                 --------
 Cash flows from financing activities:
   Net increase (decrease) in deposits....................................             3,750,957                (793,578)
   Treasury stock acquired................................................            (2,559,022)                     --
   Increase in borrowed money.............................................            25,157,500                      --
   Cash dividends paid....................................................              (130,396)                (68,630)
                                                                                       ---------              ----------
     Net cash used in financing activities................................            26,219,039                (862,208)
                                                                                      ----------              ----------
     Increase in cash and cash equivalents................................            16,102,263                    4,095
Cash and cash equivalents:
  Beginning of period.....................................................             6,788,231               10,373,964
                                                                                       ---------               ----------
  End of period...........................................................           $23,490,494              $10,378,059
                                                                                      ==========               ==========
Supplemental disclosures:
Cash paid during the year for:
  Interest................................................................           $ 3,391,464             $  3,040,164
                                                                                     ===========             ============
  Income Taxes............................................................                    --                       --
                                                                                     ===========             ============
Unrealized gain on securities available for sale, net of
  income taxes........................................................               $    34,778             $         --
                                                                                     ===========             ============
Repurchase of stock for MSBP - trade date March 26, 1997,
  settlement date April 1, 1997...........................................           $        --             $  1,688,171
                                                                                     ===========             ============
Dividend declared.........................................................           $        --             $     82,355
                                                                                     ===========             ============


                   See notes to unaudited consolidated financial statements.

                           LITTLE FALLS BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of and for the three month periods ended March 31, 1998 and 1997 include the accounts of Little Falls Bancorp, Inc. (the "Company") and its subsidiary, Little Falls Bank (the "Bank"). The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the periods ended March 31, 1998 and 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

         These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 3 - EARNINGS PER SHARE

         During the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("Statement") No. 128, "Earnings Per Share" and has restated previously reported per share amounts. Under the new standard, basic earnings per share is computed by dividing income applicable to common shares by the weighted average number of common shares outstanding for the period (excluding any dilution). Diluted earnings per share includes the effect of all dilutive potential common shares outstanding during the period. Sources of potential common shares include unearned shares and outstanding stock options.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

          Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 125) and SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 (SFAS No. 127) in June and December 1996, respectively. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. It requires entities to recognize servicing assets and liabilities for all contracts to service financial assets, unless the assets are securitized and all servicing is retained. The servicing assets will be measured initially at fair value, and will be amortized over the estimated useful lives of the servicing assets. In addition, the impairment of servicing assets will be recognized through a valuation allowance. SFAS No. 125 also addresses the accounting and reporting standards for securities lending, dollar-rolls, repurchase agreements and similar transactions. The Company has prospectively adopted SFAS No. 125 on January 1, 1997. However, in accordance with SFAS No. 127, the Company deferred adoption of the standard as it relates to securities lending, dollar-rolls, repurchase agreements and similar transactions until January 1, 1998. The adoption of SFAS No. 125 did not have a material impact on its consolidated financial statements.

               Comprehensive Income. Effective January 1, 1998, the Company adopted Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. As required, the provisions of Statement No. 130 have been retroactively applied to previously reported periods. The application of Statement No. 130 had no effect on the Company's consolidated financial condition or operations.

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

Comparison of Financial Condition

         Total assets increased $26.9 million at March 31, 1998, as compared to December 31, 1997. This increase was primarily due to a $25.0 million Federal Home Loan Bank ("FHLB") advance taken by the Bank in March 1998. Federal Funds sold increased by $16.0 million as a result of the previously noted $25.0 borrowing. It is not the Bank's intention to keep a large portion of the funds in federal funds sold. Net loans increased by $1.4 million due in most part to mortgage originations of $3.9 million offset somewhat by loan repayments. Mortgage-backed securities (including those available for sale) decreased by $8.7 million due to repayments and no new purchases. Investment securities (including those available for sale) increased by $15.9 million as the Bank used a portion of the $25.0 million borrowings to fund these purchases.

         Total  deposits  remained  relatively  stable,  increasing,   excluding
interest credited, by $1.1 million.

         Total stockholders' equity decreased by $2.0 million, primarily due to the purchase of 130,396 shares of stock at an average price of $19,625 per share. Equity was also reduced $130,000 due to a dividend paid on February 12, 1998. These were offset somewhat by earnings for the quarter.

Non-performing Assets

         The following table sets forth information regarding non-performing loans and real estate owned.

                                              At                       At                       At
                                           March 31,               December 31,              March 31,
                                           ---------               ------------              ---------
                                             1998                     1997                     1997
                                             ----                     ----                     ----
                                                                 (In thousands)
Total non-performing loans........           $ 955                   $ 1,284                  $ 1,967
Real estate owned.................             585                       604                      774
                                            ------                    ------                    -----
Total non-performing assets.......         $ 1,540                   $ 1,888                  $ 2,741
                                            ======                    ======                    =====
Total non-performing loans to
  net loans.......................            0.64%                     0.87%                    1.61%
                                            ======                    ======                    =====
Total non-performing loans to
  total assets....................            0.27%                     0.39%                     .65%
                                            ======                    ======                    =====
Total non-performing assets to
  total assets....................           0.43%                     0.57%                     .90%
                                            ======                    ======                    =====


Comparison of Earnings for the Three Months Ended March 31, 1998 and 1997

         Net Income. Net income for the three months ended March 31, 1998 increased $13,000 to $459,000 over the same period of 1997. This increase was due primarily to an increase of $104,000 in net interest income, offset somewhat by increases in compensation and employee benefits and occupancy expense.

         Total Interest Income. Interest income increased by $627,000 or 12.58% to $5.6 million for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This increase was due in most part to an increase of $30.9 million in the average balance of interest earning assets. In addition, the average rate earned on interest earning assets increased by 9 basis points to 6.95% from 6.86%. This increase was due in part to the change in the composition of average interest earning assets. For the three months ended March 31, 1998, the average balance of loans made up 45.9% of all the average of interest earning assets, up from 40.9% for the three months ended March 31, 1997. The average balance of investment securities (including available for sale) increased to 19.6% from 17.7%. Conversely, mortgage-backed securities made up 31.5% of the average interest earning assets for the quarter ended March 31, 1998, down from 37.8% for the first quarter of 1997. The average balance of federal funds sold and interest bearing deposits in banks increased to 3.4% of all interest earning assets for the quarter ended March 31, 1998, from 2.95% for the quarter ended March 31, 1997. In general, mortgage-backed securities have a lower yield than loans because they are guaranteed as to principal and interest. Federal funds and interest bearing deposits in banks have a lower yield than investment securities, generally, due to their relatively short terms.

         Total Interest Expense. Interest expense increased by $523,000 or 17.45% for the quarter ended March 31, 1998 as compared to the same period of 1997. This increase was primarily due to the increase in the average balance of interest bearing liabilities of $33.7 million and an increase in the average cost of funds of 19 basis points to 4.84% for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. The $33.7 million increase in the average balance of interest bearing liabilities was due to the average balance of borrowed money increasing by $29.9 million. At March 31, 1998, the Bank had $75.4 million of borrowings with the FHLB. They consist of the following:

          (a) $9.0 million repurchase agreement with rate of 5.82%, maturing December 1999 with a one time call feature at December 20, 1998.

          (b) Two repurchase agreements of approximately $8.2 million each. Both mature in November 1998, at rates of 5.62% and 5.61%.

          (c) $10.0 million repurchase agreement with a rate of 5.61%, maturing April 30, 1998. (This repurchase agreement was subsequently rolled over at a rate of 5.62% and will mature June 1, 1998).

          (d)  $15.0  million  advance with a rate of 5.80%,  maturing in August
               1998.

          (e) $25.0 million advance at a rate of 5.35%, with a final maturity of March 2011, but it is callable by the Federal Home Loan Bank after March 2001.

         In addition, the Bank has an $8.5 million repurchase agreement with an independent third party, which matures in August, 1998 and has a rate of 5.62%.

         Net Interest Income. Net interest income increased $104,000 or 5.2%, due to the reasons discussed in the two previous sections.

         Provisions for Loan Losses. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Bank's loan portfolio. Such evaluation, which includes a review of certain loans of which full collectibility of interest and principal may not be reasonably assured, considers the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions. The provision for loan losses was $60,000 in the quarters ended March 31, 1998 and 1997.

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

         An analysis of the allowance for loan losses follows:

                                                    Three Months
                                                    Ended March 31,
                                                 ---------------------
                                                  1998            1997
                                                  ----            ----
                                                  (In thousands)
Balance - beginning                              $1,168          $1,090
Provisions charged to operations.........            60             60
Loans charged off, net of recoveries.....          (19)           (142)
                                                 -----            ----
Balance-ending...........................        $1,209          $1,008
                                                  =====           =====


         Impaired loans and related amounts recorded in the allowance for loan losses at March 31, 1998 are summarized as follows (in thousands):

                                                  At                   At                   At
                                              March 31,           December 31,           March 31,
                                                 1998                 1997                 1997
                                                ------               ------               -----
         With recorded allowances..........     $  741                $  744              $1,612

         Without recorded allowances.......         --                    --                 --
                                                 -----                 -----               ----
      Total impaired loans.................        741                   744               1,612
      Related allowance for loan losses....        111                   111                 245
                                                 -----                 -----               -----
      Net impaired loans...................     $  630                $  633              $1,367
                                                 =====                 =====               =====


         Non-interest Income. Non-interest income increased by $2,000 for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

         Non-interest Expense. Non-interest expense increased by $116,000 or 9.1%, for the three months ended March 31, 1998 as compared to the same period last year. The increase was primarily due to increases in compensation and employee benefits, occupancy and miscellaneous expense. Compensation and employee benefits increased by $89,000 due in most part to an increase in the expense related to the Company's Employee Stock Ownership Plan resulting from the increase in the stock price of Little Falls Bancorp, Inc., an increase in employee health insurance fees, an increase in the expense related to Management Stock Bonus Plan and normal annual merit increases. Occupancy expense increased $18,000 due in most part to the payment of $34,000 in back rent to settle a disputed rental increase. Miscellaneous expense increased $28,000, primarily due to the expense for the directors stock bonus plans. For the three months ended March 31, 1998 and 1997, the expense for the directors stock bonus plans was $43,000 and $19,000, respectively.

         Income Tax Expense. Income tax expense decreased from $270,000 to $247,000, due to the Bank increasing investments in assets that are taxed at a reduced Federal tax rate.

Liquidity and Capital Resources

         On March 31, 1998, the Bank was in compliance with its three regulatory capital requirements as follows:


                                              Amount               Percent
                                              ------               -------
                                       (Dollars in thousands)

Tangible capital....................          $27,081                 7.67%
Tangible capital requirement........            5,296                 1.50%
                                              -------               ------
Excess over requirement.............          $21,785                 6.17%
                                               ======               ======

Core capital........................          $27,081                 7.67%
Core capital requirement............           10,592                 3.00%
                                               ------               ------
Excess over requirement.............          $16,489                 4.67%
                                               ======               ======

Risk based capital..................          $22,884                16.77%
Risk based capital requirement......           10,916                 8.00%
                                               ------              -------
Excess over requirement.............          $11,968                 8.77%
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

         The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary sources of funds are deposits and scheduled amortization and prepayment of loan and mortgage-backed principal. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank is currently able to fund its operations internally. Additionally, sources of funds include the ability to utilize Federal Home Loan Bank of New York advances and the ability to borrow against mortgage-backed and investment securities. As of March 31, 1998, the Bank had $83.9 million of borrowed funds. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

         The Bank anticipates that it will have sufficient funds available to meet its current commitments. As of March 31, 1998, the Bank had mortgage commitments to fund loans of $4.6 million. Also, at March 31, 1998, there were commitments on unused lines of credit relating to home equity loans of $4.2 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1998 totaled $122.0 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Bank. As a result, no adverse liquidity effects are expected. Note, however, that purchases of common stock of the Company pursuant to the repurchase plan and MSBP will require additional liquidity. Management is currently evaluating its options on these matters.

         The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short term borrowings. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank has maintained liquidity in excess of regulatory requirements.

Risk Management

         In an effort to reduce interest rate risk and protect it from the negative effect of rapid increases and decreases in interest rates, the Bank has instituted certain asset and liability management measures including emphasizing the origination of three, five and ten year adjustable-rate mortgage loans and investing excess funds in short- and medium-term mortgage-backed and investment securities. The Bank retains an asset/liability consultant, FinPro, Inc., to assist it in analyzing its asset liability position. With the consultant's assistance, the Bank undertakes a quarterly extensive study of various trends, conducts separate deposit and asset analyses and prepares various asset/liability tables including contractual interest rate gap, interest rate gap with prepayment assumptions, margin/spread and duration tables. Interest rate gap analysis measures the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of times and their sensitivity to changing interest rates.

         The Bank, like many other thrift institutions, is exposed to interest rate risk as a result of the difference in the maturity of interest-bearing liabilities and interest-earning assets and the volatility of interest rates. Most deposit accounts react more quickly to market interest rate movements than do the existing mortgage loans because of the deposit accounts' shorter terms to maturity; sharp decreases in interest rates would typically increase the Bank's earnings. Conversely, this same mismatch will generally adversely affect the Bank's earnings during periods of increasing interest rates. The extent of movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Bank.

         Volatility in interest rates can also result in disintermediation, which is the flow of funds away from savings institutions (such as the Bank) and into other investments, such as U.S. Government and corporate securities and other investment vehicles. Because of the absence of federal insurance premiums and reserve requirements, such investments may pay higher rates of return than investment vehicles offered by savings institutions.

Year 2000

A great deal of information has been disseminated about the global computer year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to the operation of the Company. Data processing is also essential to most other financial institutions and many other companies. All of the material data processing of the Company that could be affected by this problem is provided by a third party service bureau. The service bureau of the Company has advised the Company that it expects to be year 2000 complaint prior to December 31, 1999. However, if the service bureau is unable to resolve this potential problem in time, the Company would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operation of the Company.

Furthermore, the Company is requiring its computer systems and software vendors to represent that the products provided are or will be Year 2000 compliant and has planned a program of testing for compliance. The Company is obtaining representations from its primary third party vendors that they will have resolved any Year 2000 problems and anticipates that its vendors also will have resolved any Year 2000 problems. There can be no assurances, however, that the Company's plan or the performance by the Company's vendors will be effective to remedy all potential problems. To the extent the Company's systems are not fully Year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a materially adverse effect on the Company's business, financial condition, results of operations, cash flows, and business prospects.

Further, any Year 2000 failure on the part of the Company's customers could result in additional expense or loss to the Company. The Company expects to be in year 2000 compliance by the end of 1998.

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

Additional Key Operating Ratios
                                                        For the
                                                   Three Months Ended
                                                        March 31,
                                                1998(1)             1997(1)
                                                -------             -------
Diluted earnings per common share (2).....      $ 0.19              $ 0.17
Return on average assets..................        0.55%               0.59%
Return on average equity..................        4.81%               4.44%
Interest rate spread......................        2.11%               2.21%
Net interest margin.......................        2.59%               2.73%
Noninterest expense to average assets.....        1.66%               1.69%
Net charge-offs to average outstanding
  loans...................................        0.05%               0.47%


                                           At March 31,     At December 31,
                                               1998              1997
                                           ------------     ---------------

Tangible book value per share........         $13.52            $13.59

----------------
(1)      The ratios for the three month period are annualized.
(2) The average number of shares and share equivalents outstanding during the three months ended March 31, 1998 and 1997 was 2,378,608 and 2,557,243, respectively.

                    LITTLE FALLS BANCORP, INC. AND SUBSIDIARY

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS
          Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 1998. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at March 31, 1998 that would have a material effect on the operations or income of the Company or the Bank, taken as a whole.

ITEM 2.  CHANGES IN SECURITIES
           Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
           Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           Not applicable.

ITEM 5.  OTHER MATERIALLY IMPORTANT EVENTS
           Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          3.1  Articles of Incorporation of Little Falls Bancorp, Inc.*
          3.2  Bylaws of Little Falls Bancorp, Inc.*
          4.0  Form of Stock Certificate of Little Falls Bancorp, Inc.*
         10.1  Employment Agreement between the Bank and John P. Pullara**
         10.2  Employment Agreement between the Bank and Leonard G. Romaine**
         10.4  Form of Employment Agreement with Eight Employees of the Bank***
         10.6  1996 Management Stock Bonus Plan***
         10.7  1996 Stock Option Plan***
         11.0  Earnings Per Share Calculation
         27.0  Financial Data Schedule****

               (b)     Reports on Form 8-K.

               None.

------------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed with the Securities and Exchange Commission on September 25, 1995 (Registration No. 33-97316).
** Incorporated by reference into this document from the Exhibits to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1995 (File No. 0-27010).
*** Incorporated by reference into this document from the Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-27010).
**** In electronic filing only.

                    LITTLE FALLS BANCORP, INC. AND SUBSIDIARY

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            LITTLE FALLS BANCORP, INC.




Date: May 15, 1998          By:      /s/Leonard G. Romaine
                                     -------------------------------------------
                                     Leonard G. Romaine
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



Date: May 15, 1998          By:      /s/Richard Capone
                                     -------------------------------------------
                                     Richard Capone
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Principal Officer)