Form 10-Q
period 1998-06-30
LITTLE FALLS BANCORP INC
filed 1998-08-14
CIK 1001427

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1998
                               ------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------

                   Commission file number     0-27010
                                           --------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date August 10, 1998.

             Class                                               Outstanding
---------------------------                                    ----------------
$.10 par value common stock                                    2,477,525 shares

                           LITTLE FALLS BANCORP, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998

                                      INDEX

                                                                          Page
                                                                         Number

PART I - CONSOLIDATED FINANCIAL INFORMATION OF LITTLE FALLS
             BANCORP, INC.

Item 1.           Financial Statements and Notes Thereto......................1
Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................6

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings..........................................13
Item 2.           Changes in Securities......................................13
Item 3.           Defaults upon Senior Securities............................13
Item 4.           Submission of Matters to a Vote of Security Holders........13
Item 5.           Other Materially Important Events..........................13
Item 6.           Exhibits and Reports on Form 8-K...........................13

SIGNATURES

                           LITTLE FALLS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                                     June 30,              December 31,
                                                                                       1998                    1997
                                                                                   -----------             -----------
ASSETS
Cash and due from banks................................................             $5,989,174              $2,737,709
Interest-bearing deposits in other banks...............................              1,393,467                 550,522
Federal funds sold.....................................................              3,500,000               3,500,000
                                                                                   -----------             -----------
     Total cash and cash equivalents...................................             10,882,641               6,788,231
Investment securities held-to-maturity net
  (estimated fair values $57,938,000
  and $58,129,000).....................................................             57,677,075              57,987,644
Investment securities available for sale...............................             25,350,866                      --
Mortgage-backed securities available for
  sale.................................................................             15,584,096              13,929,048
Mortgage-backed securities held to maturity, net
  (estimated fair values $76,159,000
  and $91,246,000).....................................................             76,016,364              90,957,446
Loans receivable, net..................................................            153,134,871             147,033,259
Premises and equipment, net............................................              2,644,696               2,617,175
Investment in real estate, net.........................................                 81,281                 427,317
Foreclosed real estate.................................................                367,200                 604,219
Interest receivable, net...............................................              2,154,013               2,079,091
Federal Home Loan Bank of New York stock, at cost......................              3,767,600               2,517,600
Excess of cost over assets acquired....................................              2,675,836               2,856,230
Other assets...........................................................              1,010,945                 725,234
                                                                                   -----------             -----------
      TOTAL ASSETS.....................................................           $351,347,484            $328,522,494
                                                                                   ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits.............................................................           $228,769,299            $230,132,675
  Borrowed money.......................................................             83,877,000              58,719,500
  Accounts payable and other liabilities...............................              1,772,938               1,375,658
                                                                                  ------------             -----------
      Total liabilities................................................            314,419,237             290,227,833
                                                                                   -----------             -----------
Stockholders' Equity:
  Preferred stock; 5,000,000 authorized shares;
    none outstanding...................................................                     --                      --
  Common stock, par value $.10; 10,000,000
     authorized shares; shares issued 3,041,750;
     shares outstanding 2,477,525 and 2,607,921........................                304,175                 304,175
  Additional paid-in-capital...........................................             29,146,962              29,067,633
  Retained earnings - substantially restricted.........................             18,973,755              18,275,517
  Common Stock acquired by ESOP shares.................................             (2,025,319)             (2,106,432)
  Unearned restricted MSBP stock, at cost..............................             (1,177,601)             (1,329,167)
  Treasury stock, at cost; 564,225 and 433,829 shares..................             (8,191,308)             (5,632,286)
  Unrealized gain (loss) on securities available
    for sale net of deferred taxes.....................................                111,300                (71,062)
  Minimum pension liability net of deferred taxes......................               (213,717)               (213,717)
                                                                                   -----------            ------------
      Total stockholders' equity.......................................             36,928,247              38,294,661
                                                                                   -----------             -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................           $351,347,484            $328,522,494
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

                           LITTLE FALLS BANCORP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                            For the Three Months                For the Six Months
                                                                               Ended June 30,                     Ended June 30,
                                                                        --------------------------------   -------------------------
                                                                           1998               1997              1998         1997
                                                                        -------------   ----------------   -------------- ----------
Interest income:
  Loans receivable.....................................................    $2,853,201      $2,289,973       $5,642,743    $4,495,497
  Mortgage backed securities...........................................     1,535,510       1,744,190        3,154,910     3,558,358
  Investment securities and other interest earning assets..............     1,509,525         937,017        2,708,355     1,898,440
                                                                            ---------        --------        ---------     ---------
      Total interest income............................................     5,898,236       4,971,180       11,506,008     9,952,295
                                                                            ---------       ---------       ----------     ---------
Interest expense:
  Deposits.............................................................     2,590,216       2,546,884        5,189,956     5,068,671
  Borrowings...........................................................     1,177,788         487,199        2,096,231       960,895
                                                                            ---------       ---------        ---------     ---------
Total interest expense.................................................     3,768,004       3,034,083        7,286,187     6,029,566
                                                                            ---------       ---------        ---------     ---------
Net interest income before provision for loan losses...................     2,130,232       1,937,097        4,219,821     3,922,729
Provision for loan losses..............................................        60,000          60,000          120,000       120,000
                                                                            ---------       ---------        ---------     ---------
     Net interest income after provision for loan losses...............     2,070,232       1,877,097        4,099,821     3,802,729
                                                                            ---------       ---------        ---------     ---------
Non-interest income:
Total non-interest income..............................................       102,106         215,315          164,625       296,657
                                                                            ---------       ---------        ---------     ---------
Non-interest expense:
  Compensation and employee benefits...................................       716,075         618,040        1,440,296     1,253,640
  Occupancy, net.......................................................        63,187          72,961          157,728       150,951
  Equipment............................................................       122,450         108,514          223,710       221,735
  Deposit insurance premiums...........................................        29,925          35,041           59,982        66,014
  Loss on foreclosed real estate.......................................        10,016          26,664           16,892        39,103
  Amortization of deposit premium......................................        90,197          90,196          180,394       180,393
  Miscellaneous expense................................................       400,177         356,042          739,885       687,243
                                                                            ---------       ---------        ---------     ---------
     Total non-interest expense........................................     1,432,027       1,307,458        2,818,887     2,599,079
                                                                            ---------       ---------        ---------     ---------
     Income before provision for income taxes..........................       740,311         784,954        1,445,559     1,500,307
Provision for income taxes.............................................       246,350         316,000          493,050       586,000
                                                                            ---------       ---------        ---------     ---------
      Net income.......................................................       493,961         468,954          952,509       914,307
Other comprehensive income - unrealized holding gains on securities
  available for sale, net of income taxes of $93,100 and $112,647 in 1998     147,584          --              182,362            --
                                                                           ----------      ----------        ---------    ----------
                                                                          $   641,545     $   468,954       $1,134,871   $   914,307
                                                                           ==========      ==========        =========    ==========

Weighted average number of common shares outstanding:
                           basic                                            2,179,319       2,402,476        2,219,343     2,457,225
                                                                           ==========       =========        =========     =========
                           diluted                                          2,297,377       2,450,347        2,337,134     2,505,510
                                                                           ==========       =========        =========     =========

  Earnings per share:
                           basic                                                $0.23           $0.20            $0.43         $0.37
                                                                                =====           =====            =====         =====
                           diluted                                              $0.22           $0.19            $0.41         $0.36
                                                                                =====           =====            =====         =====


See notes to unaudited consolidated financial statements.

                           LITTLE FALLS BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              For the Six Months
                                                                                                Ended June 30,
                                                                                    --------------------------------------
                                                                                          1998                     1997
                                                                                    -------------             ------------
Cash flows from operating activities:
  Net income..............................................................           $   952,509               $  914,307
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation..........................................................                66,624                   67,701
    Provision for loan losses.............................................               120,000                  120,000
    Amortization of intangibles...........................................               180,394                  180,394
    Amortization of deferred fees, premiums and discounts, net............               104,556                   70,578
    Amortization of unearned ESOP shares..................................               160,442                  108,935
    Amortization of MSBP cost.............................................               151,566                  109,587
    Loss on sale of foreclosed real estate................................                 8,162                   39,067
    Gain on sale of real estate held for investment.......................              (37,911)                (106,318)
    Decrease (increase) in other assets...................................             (398,358)                   32,708
    Decrease (increase) in interest receivable, net.......................              (74,922)                   24,629
    Increase in interest payable..........................................               198,375                  166,943
    Increase in accounts payable and other liabilities....................               171,738                  133,089
                                                                                       ---------                ---------
      Net cash provided by operating activities...........................             1,603,175                1,861,620
                                                                                       ---------                ---------
Cash flows from investing activities:
    Principal collections on mortgage-backed securities available for sale             3,313,201                       --
    Principal collections on mortgage-backed securities held to maturity..            14,902,486                9,998,843
    Maturity of investments held to maturity..............................            12,000,000                6,342,000
    Net increase in loans receivable......................................           (6,195,393)             (11,150,897)
    Purchase of mortgage-backed securities available for sale.............           (4,961,068)                       --
    Purchase of investments held to maturity..............................          (11,694,185)              (2,000,000)
    Purchase of investments available for sale............................          (25,131,597)                       --
    Purchases of premises and equipment...................................              (90,725)                 (27,221)
    Proceeds from sale of foreclosed real estate..........................               209,990                  364,333
    Proceeds from sale of real estate held for investment.................               380,528                  248,378
    Purchases of Federal Home Loan Bank of New York stock.................           (1,250,000)                (146,300)
                                                                                    -----------               ----------
      Net cash provided by (used in) investing activities.................          (18,516,763)                3,629,136
                                                                                    -----------                ----------
 Cash flows from financing activities:
   Net increase (decrease) in deposits....................................           (1,336,209)              (2,998,735)
   Treasury stock acquired................................................           (2,559,022)                       --
   Increase (decrease) in borrowed money..................................           25,157,500                (124,000)
   Purchase of MSBP stock.................................................                   --              (1,688,171)
   Cash dividends paid....................................................            (254,271)                (150,985)
                                                                                    ----------               ----------
     Net cash provided by (used in) financing activities..................          21,007,998               (4,961,891)
                                                                                    ----------               ----------
     Increase in cash and cash equivalents................................           4,094,410                  528,865
Cash and cash equivalents:
  Beginning of period.....................................................           6,788,231               10,373,964
                                                                                    ----------               ----------
  End of period...........................................................          10,882,641              $10,902,829
                                                                                    ==========               ==========
Supplemental disclosures:
Cash paid during the year for:
  Interest................................................................        $  7,087,812              $ 5,862,623
                                                                                   ===========              ===========
  Income Taxes............................................................             746,114                  595,000
                                                                                   ===========              ===========
Unrealized gain on securities available for sale, net of                          $    182,362                       --
                                                                                   ===========              ===========
  income taxes........................................................


                   See notes to unaudited consolidated financial statements.

                           LITTLE FALLS BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of and for the three and six month periods ended June 30, 1998 and 1997 include the accounts of Little Falls Bancorp, Inc. (the "Company") and its subsidiary, Little Falls Bank (the "Bank"). The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the periods ended June 30, 1998 and 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

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

                Comprehensive Income. Effective January 1, 1998, the Company adopted Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. As required, the provisions of Statement No. 130 have been retroactively applied to previously reported periods. The application of Statement No. 130 had no material adverse effect on the Company's consolidated financial condition or operations.

                Employers'   Disclosures  about  Pensions  and  Other   Postre-
          tirement Benefits. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement supersedes the disclosure requirements in FASB statements No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement addresses disclosures only. It does not address measurement or recognition and, as such, will not have any impact on consolidated financial condition or operations. The disclosure requirements of SFAS No. 132 are effective for fiscal years beginning after December 15, 1997.

                Accounting for Derivative  Instruments and Hedging Activities.In
          June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In addition, certain provisions of this statement will permit, at the date of initial adoption of this Statement, the transfer of any held-to-maturity security into either the available for sale or trading category and the transfer of any available for sale security into the trading category. Transfers from the held-to-maturity portfolio at the date of initial adoption will not call into question the entity's intent to hold other debt securities to maturity in the future. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and is not expected to have a material impact on the Company. The Company at this time does not intent to adopt SFAS No. 133 earlier than required.

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

Comparison of Financial Condition

         Total assets increased $22.8 million at June 30, 1998, as compared to December 31, 1997. This increase was primarily due to a $25.0 million Federal Home Loan Bank ("FHLB") advance taken by the Bank in March 1998. Investment securities available for sale increased by $25.4 million as the Company used a portion of the $25.0 million borrowings to fund these purchases. Net loans increased by $6.1 million due in most part to mortgage originations of $14.5 million offset somewhat by loan repayments. Mortgage-backed securities (including those available for sale) decreased by $13.3 million due to repayments offset somewhat by purchases of $5.0 million.

         Total deposits decreased, excluding interest credited, by $6.6 million. This decrease was due in most part to the Bank reducing the rate paid on certificates of deposit. As a result, the weighted average rate paid on deposits decreased from 4.60% at December 31, 1997 to 4.45% at June 30, 1998, a decrease of 15 basis points.

         Total stockholders' equity decreased by $1.4 million, primarily due to the purchase of 130,396 shares of stock at an average price of $19.625 per share offset somewhat by earnings of $953,000 for the six months ended June 30, 1998. Equity was also reduced $254,000 due to a dividends paid during the period.

Non-performing Assets

         The following table sets forth information regarding non-performing loans and real estate owned.

                                                                    At                  At                At
                                                                  June 30,          December 31,       June 30,
                                                                   1998                1997              1997
                                                                                  (In thousands)
Total non-performing loans...........................              $801                $1,284            $2,671
Real estate owned....................................               367                   604               454
                                                                    ---                 -----             -----
Total non-performing assets..........................            $1,168                $1,888            $3,125
                                                                  =====                 =====             =====
Total non-performing loans to net loans..............             0.52%                 0.87%             2.08%
                                                                                        ====
Total non-performing loans to total assets...........             0.23%                 0.39%             0.89%
                                                                                        ====
Total non-performing assets to total assets..........             0.33%                 0.57%             1.04%
                                                                                        ====


Comparison of Earnings for the Three and Six Months Ended June 30, 1998 and 1997

         Net Income. Net income for the three and six months ended June 30, 1998 increased $25,000 to $494,000 and $38,000 to $953,000, respectively, over the same periods in 1997. These increases were due primarily to increases in net interest income, offset somewhat by increases in compensation and employee benefits.

         Total Interest Income. Interest income increased by $927,000 or 18.6% and $1.6 million or 15.6% for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997. These increases were due in most part to increases of $53.0 million and $42.3 million in the average balance of interest earning assets for the three and six month periods ended June 30, 1998 as compared to the same periods one year ago. In addition, the average rate earned on interest earning assets increased to 6.94% from 6.93% and to 6.95% from 6.89% during the three and six month periods, respectively. This increase was due in part to the change in the composition of average interest earning assets. For the three and six months ended June 30, 1998, the average balance of loans made up 44.2% and 44.9% of all the average of interest earning assets, up from 44.0% and 42.2% for the three and six months ended June 30, 1997, respectively. The average balance of investment securities (including available for sale) increased to 23.5% and 21.2% from 17.8% and 17.7%. Conversely, mortgage-backed securities made up 28.1% and 29.7% of the average interest earning assets for the periods ended June 30, 1998, down from 36.3% and 37.1% for the same periods of 1997. The average balance of federal funds sold and interest bearing deposits in banks increased to 3.1% and 3.1% of all interest earning assets for the periods ended June 30, 1998, from 1.2% and 2.2% for the same periods ended June 30, 1997. In general, mortgage-backed securities have a lower yield than loans because they are guaranteed as to principal and interest. Federal funds and interest bearing deposits in banks have a lower yield than investment securities, generally, due to their relatively short terms.

         Total Interest Expense. Interest expense increased by $734,000 or 24.2% for the quarter ended June 30, 1998 and $1.3 million or 20.8% for the six months ended June 30, 1998 as compared to the same periods of 1997. These increases were primarily due to the increase in the average balance of interest bearing liabilities of $53.6 million and $44.8 and an increase in the average cost of funds of 10 basis points to 4.81% for the quarter ended June 30, 1998 and 14 basis points to 4.82% for the six months ended June 30, 1998 as compared to the same periods ended June 30, 1997. The increases in the average balance of interest bearing liabilities was due to the increase in the average balance of borrowed money. At June 30, 1998, the Bank had $83.9 million of borrowings with the FHLB. They consist of the following:

         (a) $9.0 million repurchase agreement with rate of 5.82%, maturing December 1999 with a one time call feature at December 20, 1998.

         (b) Two repurchase agreements of approximately $8.2 million each. Both mature in November 1998, at rates of 5.62% and 5.61%.

         (c) $10.0 million repurchase agreement with a rate of 5.60%, maturing July 2, 1998. This repurchase agreement was subsequently rolled over at a rate of 5.63% and matured August 1998. At that time it was rolled over again at a rate of 5.65% and will mature in September 1998.

         (d) $15.0 million advance with a rate of 5.80%, maturing in August 1998. This advance was subsequently rolled over at a rate of 5.76% and will mature in September 1998.

         (e) $25.0 million advance at a rate of 5.35%, with a final maturity of March 2011, but it is callable by the Federal Home Loan Bank after March 2001.

         In addition, the Bank has an $8.5 million repurchase agreement with an independent third party, which matures in August, 1998 and has a rate of 5.62%.

         Net Interest Income. Net interest income increased $193,000, or 9.97% and $297,000, or 7.57% during the three and six month periods due to the reasons discussed in the two previous sections.

         Provisions for Loan Losses. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Bank's loan portfolio. Such evaluation, which includes a review of certain loans of which full collectibility of interest and principal may not be reasonably assured, considers the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions. The provision for loan losses was $60,000 in the quarters ended June 30, 1998 and 1997 and $120,000 for each of the six months ended June 30, 1998 and 1997.

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

         An analysis of the allowance for loan losses follows:

                                                         Six Months
                                                       Ended June 30,
                                                   ------------------------
                                                     1998             1997
                                                     ----             ----
                                                        (In thousands)
Balance - beginning......................          $1,168           $1,090
Provisions charged to operations.........             120              120
Loans charged off, net of recoveries.....            (19)            (150)
                                                     ----            -----
Balance-ending...........................          $1,269           $1,060
                                                    =====            =====


         Impaired loans and related amounts recorded in the allowance for loan losses at June 30, 1998 are summarized as follows (in thousands):

                                                At              At             At
                                             June 30,      December 31,      June 30,
                                               1998            1997            1997
                                          --------------  -----------------   ---------
      With recorded allowances...........     $614             $744           $1,509

      Without recorded allowances........        -                -                -
                                             -----            -----           ------
      Total impaired loans...............      614              744
                                                                               1,509
      Related allowance for loan losses..       92              111              208
                                              ----              ---            -----
      Net impaired loans.................     $522             $633           $1,301
                                               ===              ===            =====


         Non-interest Income. Non-interest income decreased by $113,000 and $132,000 for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997. These decreases were primarily due to a $125,000 gain recorded on the sale of the Bank's Frenchtown office building in June, 1997.

         Non-interest Expense. Non-interest expense increased by $125,000 and $220,000 for the three and six months ended June 30, 1998 as compared to the same periods in 1997. These increases were primarily due to increases of $98,000 and $187,000 in compensation and employee benefits. These increases were mainly due to an increase in the expense related to the Company's Employee Stock
Ownership Plan resulting from the increase in the market price of the common stock of Little Falls Bancorp, Inc., an increase in the expense connected with the Management Stock Bonus Plan and normal annual merit increases. Miscellaneous expense increased by $44,000 and $52,000 primarily due to an increase in the expense connected with the 1997 Director's Stock Compensation Plan.

         Income Tax Expense. Income tax expense decreased $70,000 and $93,000, due to a decrease in pre-tax income and the Bank increasing investments in assets that are taxed at a reduced Federal tax rate.

Liquidity and Capital Resources

         On June 30, 1998, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                  Amount                Percent
                                                  ------                -------
                                                     (Dollars in thousands)
Tangible capital..............................    $27,798                 8.05%
Tangible capital requirement..................      5,181                 1.50%
                                                  -------                -----
Excess over requirement.......................   $ 22,617                 6.55%
                                                  =======                =====

Core capital..................................    $27,798                 8.05%
Core capital requirement......................     13,816                 4.00%
                                                   ------                -----
Excess over requirement.......................    $13,982                 4.05%
                                                   ======                =====

Risk based capital............................    $21,000                15.33%
Risk based capital requirement................     10,959                 8.00%
                                                   ------                -----
Excess over requirement.......................    $10,041                 7.33%
                                                   ======                 ====


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

         The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary sources of funds are deposits and scheduled amortization and prepayment of loan and mortgage-backed principal. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank is currently able to fund its operations internally. Additionally, sources of funds include the ability to utilize Federal Home Loan Bank of New York advances and the ability to borrow against mortgage-backed and investment securities. As of June 30, 1998, the Bank had $83.9 million of borrowed funds. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

         The Bank anticipates that it will have sufficient funds available to meet its current commitments. As of June 30, 1998, the Bank had mortgage commitments to fund loans of $3.6 million. Also, at June 30, 1998, there were commitments on unused lines of credit relating to home equity loans of $4.3 million. Certificates of deposit scheduled to mature in one year or less at June 30, 1998 totaled $109.8 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Bank. As a result, no adverse liquidity effects are expected.

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

Additional Key Operating Ratios

                                                                   For the                             For the
                                                             Three Months Ended                   Six Months Ended
                                                                  June 30,                            June 30,
                                                    ------------------------------------  ------------------------------
                                                        1998(1)             1997(1)          1998(1)          1997(1)
                                                        -------             -------          -------          -------
Diluted earnings per common share (2)............       $0.22               $0.19            $0.41             $0.36
Return on average assets.........................        0.56%               0.63%            0.55%             0.61%
Return on average equity.........................        5.39%               4.75%            5.09%             4.59%
Interest rate spread.............................        2.14%               2.22%            2.12%             2.21%
Net interest margin..............................        2.51%               2.70%            2.55%             2.71%
Noninterest expense to average assets............        1.61%               1.71%            1.63%             1.70%
Net charge-offs to average outstanding
  loans..........................................        0.01%               0.01%            0.01%             0.12%



                                                At June 30,      At December 31,
                                                    1998               1997
                                                    ----               ----

Tangible book value per share...............       $13.83            $13.59

----------------
(1)      The ratios for the three and six month periods are annualized.
(2) The average number of shares and share equivalents outstanding during the three and six months ended June 30, 1998 and 1997 was 2,297,377, 2,337,134, 2,450,347, and 2,505,510, respectively.

                    LITTLE FALLS BANCORP, INC. AND SUBSIDIARY

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS
          Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 1998. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at June 30, 1998 that would have a material effect on the operations or income of the Company or the Bank, taken as a whole.

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

                (b)     Reports on Form 8-K.

                None.

-----------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed with the Securities and Exchange Commission on September 25, 1995 (Registration No. 33-97316).
** Incorporated by reference into this document from the Exhibits to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1995 (File No. 0-27010).
*** Incorporated by reference into this document from the Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-27010).
****     In electronic filing only.

                    LITTLE FALLS BANCORP, INC. AND SUBSIDIARY

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            LITTLE FALLS BANCORP, INC.




Date: August 14, 1998                  By: /s/ Leonard G. Romaine
                                           -------------------------------------
                                           Leonard G. Romaine
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: August 14, 1998                 By:  /s/ Richard Capone
                                           -------------------------------------
                                           Richard Capone
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Officer)