Form 10-Q
period 1998-09-30
LITTLE FALLS BANCORP INC
filed 1998-11-16
CIK 1001427

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1998
                               -------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

                         Commission file number 0-27010

                           LITTLE FALLS BANCORP, INC.
             (Exact name of registrant as specified in its charter)


           New Jersey                                        22-3402073
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. employer
 incorporation or organization)                            identification no.)

86 Main Street, Little Falls, New Jersey                           07424
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code    (973) 256-6100
                                                  ------------------------------

                                       N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date November 10, 1998.

             Class                                                Outstanding
---------------------------                                     ----------------
$.10 par value common stock                                     2,477,525 shares

                           LITTLE FALLS BANCORP, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX

                                                                         Page
                                                                         Number
                                                                         -------
PART I - CONSOLIDATED FINANCIAL INFORMATION OF LITTLE FALLS
         BANCORP, INC.

Item 1.  Financial Statements and Notes Thereto..........................     1
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................     7

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................     15
Item 2.  Changes in Securities...........................................     15
Item 3.  Defaults upon Senior Securities.................................     15
Item 4.  Submission of Matters to a Vote of Security Holders.............     15
Item 5.  Other Materially Important Events...............................     15
Item 6.  Exhibits and Reports on Form 8-K................................     15

SIGNATURES

                           LITTLE FALLS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                             September 30,      December 31,
                                                                 1998              1997
                                                             -------------      ------------
ASSETS
Cash and due from banks.................................      $5,885,679          $2,737,709
Interest-bearing deposits in other banks................         687,321             550,522
Federal funds sold......................................       6,250,000           3,500,000
                                                             -----------         -----------
     Total cash and cash equivalents....................      12,823,000           6,788,231
Investment securities held-to-maturity net
  (estimated fair values $52,025,000
  and $58,129,000)......................................      51,693,173          57,987,644
Investment securities available for sale................      33,922,292                  --

Mortgage-backed securities held to maturity, net
  (estimated fair values $69,477,000
  and $91,246,000)......................................      69,242,702          90,957,446
Mortgage-backed securities available for sale...........       6,848,503          13,929,048
Loans receivable, net...................................     152,831,119         147,033,259
Premises and equipment, net.............................       2,630,104           2,617,175
Investment in real estate, net..........................          81,281             427,317
Foreclosed real estate, net.............................         367,200             604,219
Interest receivable, net................................       2,571,746           2,079,091
Federal Home Loan Bank of New York stock, at cost.......       3,767,600           2,517,600
Excess of cost over assets acquired.....................       2,585,640           2,856,230
Other assets............................................       1,336,753             725,234
                                                             -----------         -----------
      TOTAL ASSETS......................................    $340,701,113        $328,522,494
                                                             ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits..............................................    $233,543,693        $230,132,675
  Securities sold under agreements to repurchase........      68,377,000          58,719,500
  Accounts payable and other liabilities................       1,617,622           1,375,658
                                                             -----------         -----------
      Total liabilities.................................     303,538,315         290,227,833
                                                             -----------         -----------
Stockholders' Equity:
  Preferred stock; 5,000,000 authorized shares;
    none outstanding....................................              --                  --
  Common stock, par value $.10; 10,000,000
     authorized shares; 3,041,750 issued;
     2,477,525 and 2,607,921 outstanding................         304,175             304,175
  Additional paid-in-capital............................      29,177,623          29,067,633
  Retained earnings - substantially restricted..........      19,307,810          18,275,517
  Common Stock acquired ESOP............................      (1,984,762)         (2,106,432)
  Unearned restricted MSBP stock, at cost...............      (1,101,818)         (1,329,167)
  Treasury stock, at cost; 564,225 and 433,829 shares...      (8,191,308)         (5,632,286)
  Unrealized losses in securities available
    for sale, net of deferred taxes.....................        (135,205)            (71,062)
  Minimum pension liability.............................        (213,717)           (213,717)
                                                                --------            --------
      Total stockholders' equity........................      37,162,798          38,294,661
                                                             -----------         -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........    $340,701,113        $328,522,494
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

                           LITTLE FALLS BANCORP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                     For the Three Months                  For the Nine Months
                                                                     Ended September 30,                   Ended September 30,
                                                                1998                  1997              1998                 1997
                                                             ----------            -----------       -----------         -----------
Interest income:
  Loans receivable..................................         $2,827,929             $2,616,791        $8,470,672         $7,112,288
  Mortgage-backed securities........................          1,300,446              1,799,175         4,455,356          5,357,533
  Investment securities and other interest earning
    assets..........................................          1,522,563                932,442         4,230,918          2,830,882
                                                              ---------              ---------        ----------         ----------
Total interest income...............................          5,650,938              5,348,408        17,156,946         15,300,703
                                                              ---------              ---------        ----------         ----------
Interest expense:
  Deposits..........................................          2,600,168              2,570,720         7,790,124          7,639,391
  Borrowings........................................          1,145,111                751,279         3,241,342          1,712,174
                                                              ---------              ---------        ----------         ----------
Total interest expense..............................          3,745,279              3,321,999        11,031,466          9,351,565
                                                              ---------              ---------        ----------         ----------
Net interest income before provision for loan
losses..............................................          1,905,659              2,026,409         6,125,480          5,949,138
Provision for loan losses...........................             60,000                 60,000           180,000            180,000
                                                              ---------             ----------        ----------         ----------
  Net interest income after provisions for loan
  losses............................................          1,845,659              1,966,409         5,945,480          5,769,138
                                                              ---------              ---------        ----------         ----------
Total non-interest income...........................            116,520                 68,034           281,146            364,691
                                                              ---------             ----------        ----------         ----------

Non-interest expense:
  Compensation and employee benefits................            605,316                661,711         2,045,612          1,915,351
  Occupancy, net....................................             68,585                 67,471           226,313            218,422
  Equipment.........................................             98,407                101,510           322,117            323,245
  Deposit insurance premiums........................             29,844                 29,786            89,826             95,800
  Loss (income) on foreclosed real estate...........             (3,471)                27,337            13,421             66,440
  Amortization of deposit premium...................             90,197                 90,197           270,590            270,590
  Miscellaneous expense.............................            364,594                370,789         1,104,480          1,058,032
                                                              ---------              ---------        ----------         ----------
Total non-interest expenses.........................          1,253,472              1,348,801         4,072,359          3,947,880
                                                              ---------              ---------        ----------         ----------
Income before provision for income taxes............            708,707                685,642         2,154,267          2,185,949
Provision for income taxes..........................            226,000                229,000           719,050            815,000
                                                              ---------              ---------        ----------         ----------
    Net income......................................            482,707                456,642         1,435,217          1,370,949
                                                              ---------              ---------        ----------         ----------
Other comprehensive income, net of income taxes:
  Unrealized holding losses on Securities available
  for sale, net of income taxes.....................           (227,357)               (46,417)          (44,995)           (46,417)
Less gains on disposition of securities available
  for sale, net of income taxes.....................            (19,148)                    -            (19,148)                 -
                                                              ---------                -------        ----------            -------
    Total other comprehensive income                           (246,505)               (46,417)          (64,143)           (46,417)
                                                              ---------              ---------        ----------        -----------
    Comprehensive income                                      $ 236,202              $ 410,225       $ 1,371,074        $ 1,324,532
                                                               ========               ========        ==========        ===========
See notes to unaudited consolidated financial statements.

Weighted average number of common shares
  outstanding:
                           basic                              2,190,046              2,371,363         2,209,637          2,402,618
                                                              =========              =========         =========          =========
                           diluted                            2,282,214              2,461,826         2,317,936          2,467,004
                                                              =========              =========         =========          =========
Earnings per share:
                           basic                                  $0.22                  $0.19             $0.65              $0.57
                                                                   ====                   ====              ====               ====
                           diluted                                $0.21                  $0.19             $0.62              $0.56
                                                                   ====                   ====              ====               ====


                           LITTLE FALLS BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        For the Nine Months
                                                                                        Ended September 30,
                                                                                --------------------------------
                                                                                    1998                 1997
                                                                                --------------       -----------


Cash flows from operating activities:
  Net income..............................................................         $1,435,217         $1,370,949
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation..........................................................             99,401             99,460
    Provision for loan losses.............................................            180,000            180,000
    Provision for losses on foreclosed properties.........................                 --             27,356
    Amortization of intangibles...........................................            270,590            270,591
    Amortization (accretion) of deferred fees, premiums and discounts, net            183,501            120,508
    Amortization of unearned ESOP shares..................................            231,660            177,719
    Amortization of unearned restricted MSBP stock, at cost...............            227,349            283,221
    Loss on sale of foreclosed real estate................................              8,162             39,067
    Gain on sale of real estate held for investment.......................            (37,911)          (106,318)
    Gain on sale of mortgage-backed securities available for sale.........            (29,910)                --
    Decrease (increase) in other assets...................................           (572,820)           258,193
    Increase in interest receivable, net..................................           (492,655)          (795,295)
    Increase (decrease) in interest payable...............................            (45,228)           471,595
    Increase in accounts payable and other liabilities....................            266,150            199,426
                                                                                 ------------       ------------
      Net cash provided by operating activities...........................          1,723,506          2,596,472
                                                                                 ------------       ------------
Cash flows from investing activities:
    Principal collections on mortgage-backed securities held to maturity..         21,638,349         15,365,831
    Purchase of mortgage-backed securities available for sale.............         (4,961,068)        (9,865,157)
    Principal collections on mortgage-backed securities available for sale          3,751,899                 --
    Purchase of loans.....................................................                 --        (15,096,510)
    Purchases of investments available for sale...........................        (34,135,347)                --
    Net increase in loans receivable......................................         (5,989,555)       (13,049,530)
    Maturity of investments held to maturity..............................         18,000,000          6,342,000
    Proceeds from sale of mortgage-backed security available for sale.....          8,323,081                 --
    Purchase of investments held to maturity..............................        (11,694,185)        (8,000,000)
    Purchases of premises and equipment...................................           (108,910)           (60,123)
    Proceeds from sale of real estate held for investment.................            380,528            248,378
    Proceeds from sale of foreclosed real estate..........................            228,857            344,333
    Purchases of Federal Home Loan Bank of New York stock.................         (1,250,000)          (146,300)
                                                                                 ------------        -----------
      Net cash used in investing activities...............................         (5,816,351)       (23,917,078)
                                                                                 ------------       ------------
 Cash flows from financing activities:
   Net increase (decrease) in deposits....................................          3,432,060         (2,096,778)
   Net increase in borrowed funds.........................................          9,657,500         24,876,000
   Increase in advances from borrowers....................................                 --             29,584
   Repurchase of common stock.............................................         (2,559,022)        (2,355,282)
   Purchase of MSBP stock.................................................                 --         (1,688,171)
   Cash dividends paid....................................................           (402,924)          (287,462)
                                                                                 -------------      -------------
     Net cash provided by financing activities............................         10,127,614         18,477,891
                                                                                 ------------       ------------
     Decrease in cash and cash equivalents................................          6,034,769         (2,842,715)
Cash and cash equivalents:
  Beginning of period.....................................................          6,788,231         10,373,964
                                                                                 ------------       ------------
  End of period...........................................................         12,823,000          7,531,249
                                                                                 ============       ============
Supplemental disclosures:
Cash paid during the year for:
  Interest................................................................        $11,076,694        $ 8,877,270
  Income taxes............................................................          1,006,114            668,000
Unrealized losses on securities available for sale,
  net of income tax.......................................................            (64,143)           (46,417)


    See notes to unaudited consolidated financial statements.

                           LITTLE FALLS BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of and for the three and nine month periods ended September 30, 1998 and 1997 include the accounts of Little Falls Bancorp, Inc. (the "Company") and its subsidiary, Little Falls Bank (the "Bank") which became the wholly owned subsidiary of the Company on January 5, 1996. The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the periods ended September 30, 1998 and 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

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

              Employers' Disclosures about Pensions and Other Postretirement Benefits. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement supersedes the disclosure requirements in FASB statements No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers'
          Accounting for Postretirement Benefits Other Than Pensions." This statement addresses disclosures only. It does not address measurement or recognition and, as such, will not have any impact on consolidated financial condition or operations. The disclosure requirements of SFAS No. 132 are effective for fiscal years beginning after December 15, 1997.

              Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In addition, certain provisions of this statement will permit, at the date of initial adoption of this Statement, the transfer of any held-to-maturity security into either the available for sale or trading category and the transfer of any available for sale security into the trading category. Transfers from the held-to-maturity portfolio at the date of initial adoption will not call into question the entity's intent to hold other debt securities to maturity in the future. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and is not expected to have a material impact on the Company. The Company at this time does not intent to adopt SFAS No. 133 earlier than required.

NOTE 5 -  SUBSEQUENT EVENT - TERMINATION OF AGREEMENT OF MERGER

              On August 12, 1998, the Company and Skylands Community Bank, Hackettstown, New Jersey ("Skylands"), entered into an Agreement and Plan of Reorganizations and Merger ("Agreement"), pursuant to which, subject to the conditions and upon the terms stated therein, Little Falls would have merged with and into a new company ("Acquisition Corp.") organized to effect the reorganization, and the Bank would have been merged with and into Skylands Bank. Skylands and Acquisition Corp. would have been the surviving entities and operated under the names of "Skylands Community Bank" and "Little Falls the Company, Inc.," respectively (the two mergers are collectively referred to herein as the "Mergers").

              In accordance with the Agreement, each share of the common stock, $.10 par value per share, of the Company ("the Company Common Stock") outstanding immediately prior to the effective time of the Mergers (the "Effective Time") would at the Effective Time be converted into one share of the common stock, $2.50 par value per, share of Acquisition Corp. ("Acquisition Corp. Common Stock"), and each share of the common stock, $2.50 par value per share, of Skylands ("Skylands Common Stock") outstanding immediately prior to the Effective Time would at the Effective Time be converted into the right to receive eight-tenths (.8) shares of Acquisition Corp. Common Stock. The Company shareholders and Skylands shareholders, upon completion of the Mergers, would own approximately 57% and 43% of Acquisition Corp., respectively. The Mergers would have been accounted for as a "pooling of interests."

              On November 5, 1998, the Company and Skylands announced that the parties had mutually agreed to terminate the Agreement and related Stock Option Agreements. In connection with the termination, the Company expects to write-off $200,000 in expenses during the quarter ending December 31, 1998.

                           LITTLE FALLS BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of opening a new branch, the ability to control costs and expenses, and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Comparison of Financial Condition

         Total assets increased by $12.2 million at September 30, 1998 as compared to December 31, 1997. Net loans increased by $5.8 million due to mortgage originations, including second mortgages, of $19.8 million, offset somewhat by loan repayments. Mortgage-backed securities (including those available for sale) decreased by $28.8 million due to repayments of principal and the sale of a security with a balance of $8.3 million offset somewhat by securities purchased. Investment securities (including those available for sale) increased by $27.6 million primarily due to purchases exceeding maturities.

         Total deposits increased, after interest credited, by $3.4 million. Borrowed funds increased by $9.7 million as the Bank took advantage of lower interest rates to fund investing and lending activities, and to allow for the maturing and withdrawal of high yielding savings deposits.

         Total stockholders' equity decreased by $1.1 million, primarily due to the purchase of shares of Company stock pursuant to the Company's stock repurchase program (130,396 shares at an average price of approximately $19.625 per share) and to dividends paid, offset somewhat by earnings during the period.

Non-performing Assets

         The following table sets forth information regarding non-performing loans and real estate owned.

                                              At the               At the
                                          Nine Months Ended     Year Ended
                                          September 30,1998   December 31, 1997
                                          -----------------   -----------------
                                                 (Dollars in Thousands)

Total non-performing loans.............      $  953              $ 1,284
Real estate owned......................         367                  604
                                              -----                -----
Total non-performing assets............      $1,320               $1,888
                                              =====                =====
Total non-performing loans to
  net loans............................        0.62%                0.87%
                                              =====                =====
Total non-performing loans to
  total assets.........................        0.28%                0.39%
                                              =====                =====
Total non-performing assets to
  total assets.........................        0.39%                0.57%
                                              =====                =====


Comparison of Earnings for the Three and Nine Months Ended September 30, 1998 and 1997

         Net Income. Net income for the three and nine months ended September 30, 1998 increased $26,000 and $64,000, respectively, over the same periods in 1997. For the three months ended September 30, 1998 the increase was primarily due to an increase in non-interest income and decreases in compensation and employee benefits and loss (income) on foreclosed real estate, offset somewhat by a decrease in net interest income. For the nine month period, the increase was primarily due to an increase in net interest income and decreases in loss (income) on foreclosed real estate and income tax expense, offset somewhat by an increase in compensation and employee benefits and a decrease in non-interest income.

         Total Interest Income. Interest income increased by $303,000 or 5.7% and $1.9 million or 12.1% for the three and nine months ended September 30, 1998, respectively, as compared to the three and nine months ended September 30, 1997. These increases were due in most part to increases of $28.4 million and $38.3 million in the average balances of interest earning assets for the three and nine month periods ended September 30, 1998 as compared to the same periods in 1997.

         Total Interest Expense. Interest expense increased $423,000 or 12.7% and $1.7 million or 18.0% for the quarter and nine months ended September 30, 1998, respectively, as compared to the quarter and nine months ended September 30, 1997. These increases were primarily due to the increases of $32.3 million and $41.2 million in the average balance of interest bearing liabilities for the nine months ended September 30, 1998 as compared to the same periods in 1997, and to increases of five and ten basis points in the average cost of interest bearing liabilities for the three and nine months ended September 30, 1998, as compared to the same periods in 1997.

         At September 30, 1998, the Bank had $59.9 million of borrowings with the FHLB. They consist of the following:

         (a) $9.0 million repurchase agreement with rate of 5.82%, maturing December 1999 with a one time call feature at December 20, 1998.

         (b) Two repurchase agreements of approximately $8.2 million each. Both mature in November 1998, at rates of 5.62% and 5.61%.

         (c) $9.5 million repurchase agreement with a rate of 5.62%, maturing October 13, 1998. This repurchase agreement was subsequently rolled over at a rate of 5.32% and matures November 1998.

         (d) $25.0 million advance at a rate of 5.35%, with a final maturity of March 2011, but it is callable by the Federal Home Loan Bank after March 2001.

         In addition, the Bank has an $8.5 million repurchase agreement with an independent third party, which matures in November, 1998 and has a rate of 5.72%.

         Net Interest Income. Net interest income decreased $121,000 and increased $176,000 for the three and nine month periods ended September 30, 1998, respectively, when compared to the three month and nine month periods ended September 30, 1997. The decrease for the three month period was due to the decrease in the net interest spread and an increase in the average balance of interest bearing liabilities, offset somewhat by an increase in the average balance of interest earning assets. For the nine month period, the increase was due in most part to an increase in the average balance of interest earning assets offset in part by an increase in the average balance of interest bearing liabilities and a decrease in the net interest spread. Interest bearing liabilities increased during those periods due to an increase in the average balance of borrowed money.

         Provisions for Loan Losses. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Bank's loan portfolio. Such evaluation, which includes a review of certain loans of which full collectibility of interest and principal may not be reasonably assured, considers the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions. The provision for loan losses was $60,000 in the quarters ended September 30, 1998 and 1997 and $180,000 for each of the nine months ended September 30, 1998.

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

         An analysis of the allowance for loan losses follows:


                                                                         Nine Months
                                                                     Ended September 30,
                                                                  -----------------------
                                                                    1998           1997
                                                                  --------       --------
                                                                       (In thousands)


             Balance - beginning............................      $ 1,168          $ 1,090
             Provisions charged to operations...............          180              180
             Loans charged off, net of recoveries...........          (19)            (151)
                                                                    -----            -----
             Balance-ending.................................      $ 1,329          $ 1,119
                                                                   ======           ======


         Impaired loans and related amounts recorded in the allowance for loan losses at September 30, 1998 are summarized as follows (in thousands):

                                                                       At                    At
                                                                  September 30,         December 31,
                                                                      1998                  1997
                                                                  --------------      ---------------

     With recorded allowances................                        $  614                  $744

      Without recorded allowances.............                             -                     -
                                                                       -----                 -----
      Total impaired loans....................                           614                   744
      Related allowance for loan losses.......                            92                   111
                                                                       -----                 -----
      Net impaired loans......................                        $  522                $  633
                                                                       =====                 =====


         Non-interest Income. Non-interest income increased by $48,000 and decreased by $84,000 for the three and nine months ended September 30, 1998, respectively. The increase for the three month period was due in most part to a gain of $30,000 on the sale of a mortgage-backed security classified as available for sale. The decrease during the nine month period was primarily due to a $125,000 gain recorded on the sale of the Bank's Frenchtown, NJ branch office in June 1997 offset somewhat by a $30,000 gain on the sale of a mortgage-backed security classified as available for sale. The office had been closed during the third quarter of 1996 and deposits were transferred to other Bank's offices.

         Non-interest Expense. Non-interest expense decreased by $95,000 for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease was due in most part to a decrease in compensation and employee benefits of $56,000 and a decrease of $31,000 in loss on foreclosed real estate. The decrease in compensation and employee benefits was due to an decrease in pension-related expenses of $43,000 and a decrease in other employee benefits of $44,000, offset somewhat by normal annual merit increases. The increase in compensation and employee benefits for the nine-month period was due to an increase in the expense related to the Company's Employee Stock Ownership Plan resulting from the increase in the average price of Little Falls Bancorp, Inc. common stock and normal merit increases offset by decreases in pension-related expenses and other employee benefits.

         On November 5, 1998, the Company and Skylands announced that the parties had mutually agreed to terminate the Agreement and related Stock Option Agreements. In connection with the termination, the Company expects to write-off approximately $200,000 in expenses during the quarter ending December 31, 1998.

         Income Tax Expense. Income tax expense decreased $3,000 and $96,000 for the three and nine month periods ended September 30, 1998 as compared to the same periods last year. These decreases were due in most part to the Company increasing investments in assets that are taxed at a reduced Federal tax rate.

Liquidity and Capital Resources

         On September 30, 1998, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                             Amount                 Percent
                                                             ------                 -------
                                                                (Dollars in thousands)


Tangible capital...............................             $28,466                  8.49%
Tangible capital requirement...................               5,029                  1.50
                                                             ------                  ----
Excess over requirement........................             $23,437                  6.99%
                                                             ======                  ====

Core capital...................................             $28,466                  8.49%
Core capital requirement.......................              13,411                  4.00%
                                                             ------                  ----
Excess over requirement........................             $15,055                  4.49%
                                                             ======                  ====

Risk based capital.............................             $21,740                 16.40%
Risk based capital requirement.................              10,604                  8.00%
                                                             ------                  ----
Excess over requirement........................             $11,136                  8.40%
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

         The Company's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Company's primary sources of funds are deposits and scheduled amortization and prepayment of loan and mortgage-backed principal. During the past several years, the Company has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Company is currently able to fund its operations internally. Additionally, sources of funds include the ability to utilize Federal Home Loan Bank of New York advances and the ability to borrow against mortgage-backed and investment securities. As of September 30, 1998, the Company had $68.4 million of borrowed funds. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

         The Company anticipates that it will have sufficient funds available to meet its current commitments. As of September 30, 1998, the Company had mortgage commitments to fund loans of $2.5 million. Also, at September 30, 1998, there were commitments on unused lines of credit relating to home equity loans of $4.5 million. Certificates of deposit scheduled to mature in one year or less at September 30, 1998 totaled $115.2 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company. As a result, no adverse liquidity effects are expected.

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

Year 2000

         During fiscal 1998, the Bank adopted a Year 2000 Compliance Plan (the "Plan") and established a Year 2000 Compliance Committee (the "Committee"). The objectives of the Plan and the Committee are to prepare the Bank for the millennium. As recommended by the Federal Financial Institutions Examination Council, the Plan encompasses the following phases: Awareness, Assessment, Renovation, Validation and Implementation. These phases will enable the Bank to identify risks, develop an action plan, perform adequate testing and complete certification that its processing systems will be Year 2000 ready. Execution of the plan is currently on target. The Bank is currently in Phase 3, Renovation, (which includes code enhancements, program changes, hardware and software upgrades, system replacements and third party vendor monitoring) and Phase 4, Validation, (which includes testing of incremental changes to hardware and software, testing connections with third-party vendors and establishing controls to ensure timely completion of all hardware and software prior to final implementation). Prioritization of the most critical applications has been addressed, along with contract and service agreements. The primary operating software for the Bank is obtained and maintained by an external provider of software (the "External Provider"). The Bank has maintained ongoing contact with this vendor so that modification of the software is a top priority and is expected to be accomplished, though there is no assurance, by December 31, 1998. The Bank has contacted all other material vendors and suppliers regarding their Year 2000 readiness. Each of these third parties has delivered written assurance to the Bank that they expect to be Year 2000 compliant prior to the Year 2000. The Renovation phase is targeted for completion by December 31, 1998 and the Validation phase is targeted for completion by March 31, 1999. The Implementation phase is to certify that systems are Year 2000 ready, along with assurances that any new systems are compliant on a going forward basis. The implementation phase is targeted for completion by September 30, 1999.

         The Bank expects to incur consulting and other expenses related to testing and enhancements to prepare the systems for the Year 2000. The Bank does not anticipate that the related costs will be material in any single year. In total, the Bank estimates that it's cost for compliance will amount to approximately $100,000 over the two year period from 1998 - 1999. As of September 30, 1998 the Bank estimates that approximately $50,000 of these costs have been incurred. No assurance can be given that the Year 2000 Compliance Plan will be completed successfully by the Year 2000, in which event the Bank could incur significant costs. If the External Provider is unable to resolve the potential problem in time, the Bank would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial statements of the Company.

         Successful and timely completion of the Year 2000 project is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the progress and results of the Bank's External Provider, testing plans, and all vendors, suppliers and customer readiness.

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

Additional Key Operating Ratios


                                                                             For the                          For the
                                                                       Three Months Ended                Nine Months Ended
                                                                          September 30,                    September 30,
                                                                    -----------------------           -----------------------
                                                                    1998(1)          1997(1)          1998(1)          1997(1)
                                                                    -------          -------          -------          -------

Return on average assets...................................          0.55%             0.57%           0.55%            0.60%
Return on average equity...................................          5.18%             4.75%           5.12%            4.63%
Interest rate spread.......................................          1.96%             2.24%           2.07%            2.22%
Net interest margin........................................          2.27%             2.64%           2.46%            2.70%
Noninterest expense, to average assets.....................          1.44%             1.66%           1.57%            1.69%


                                                                          At September 30,           At December 31,
                                                                                1998                      1997
                                                                           --------------             --------------

Tangible book value per share......................................            $13.96                    $13.59


----------------
(1)      The ratios for the three and nine month periods are annualized.

                    LITTLE FALLS BANCORP, INC. AND SUBSIDIARY

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

          Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at September 30, 1998. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at September 30, 1998 that would have a material effect on the operations or income of the Company or the Bank, taken as a whole.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER MATERIALLY IMPORTANT EVENTS

          On November 5, 1998, the Registrant announced that it and Skylands Community Bank had mutually agreed to terminate the Agreement and Plan of Reorganization and Mergers, including the related stock option agreements. In connection with the termination, the Registrant expects to write-off approximately $200,000 in expenses during the quarter ending December 31, 1998.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          3.1     Articles of Incorporation of Little Falls Bancorp, Inc.*
          3.2     Bylaws of Little Falls Bancorp, Inc.*
          4.0     Form of Stock Certificate of Little Falls Bancorp, Inc.*
         10.1     Employment Agreement between the Bank and John P. Pullara**
         10.2     Employment Agreement between the Bank and Leonard G. Romaine**
         10.4     Form of Employment Agreement with Eight Employees of the Bank***
         10.6     1996 Management Stock Bonus Plan***
         10.7     1996 Stock Option Plan***
         10.8     1997 Directors Stock Compensation Plan
         10.9     1998 Directors Stock Compensation Plan
         11.0     Earnings Per Share Calculation
         27.0     Financial Data Schedule****

                  (b)     Reports on Form 8-K.

         On August 17, 1998 the Registrant filed a current Report on Form 8-K announcing that it had entered into an Agreement and Plan of Reorganization and Mergers with Skyland Community Bank (Items 5 and 7).

----------------------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed with the Securities and Exchange Commission on September 25, 1995 (Registration No. 33-97316).
** Incorporated by reference into this document from the Exhibits to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1995 (File No. 0-27010).
*** Incorporated by reference into this document from the Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-27010).
****     In electronic filing only.

                    LITTLE FALLS BANCORP, INC. AND SUBSIDIARY

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LITTLE FALLS BANCORP, INC.




Date: November 12, 1998             By:   /s/ Leonard G. Romaine
                                          --------------------------------------
                                          Leonard G. Romaine
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Date: November 12, 1998             By:   /s/ Richard Capone
                                          --------------------------------------
                                          Richard Capone
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Officer)

                                   EXHIBIT 11

                      EARNINGS (LOSS) PER SHARE CALCULATION





                                                             For the Three Months                  For the Nine Months
                                                              Ended September 30,                  Ended September 30,

                                                               1998              1997               1998               1997
                                                           -------------     -------------      --------------      ----------


Net Income.........................................         $  482,707         $ 456,642          1,435,217         $1,370,949

Basic Weighted Average Shares                                2,190,046         2,371,363          2,209,637          2,402,618
Outstanding........................................

Basic Earnings Per Share...........................              $0.22             $0.19              $0.65              $0.57

Basic Weighted Average Shares                                2,190,046         2,371,363          2,209,637          2,402,618
Outstanding........................................

Potential common stock due to:
                  Stock options....................             87,362            86,430            100,934             63,166
                  MSBP.............................              4,806             4,033              7,365              1,220
                                                             ---------         ---------          ---------          ---------
Diluted weighted average shares                              2,282,214         2,461,826          2,317,936          2,467,004
outstanding........................................

Diluted earnings per share.........................              $0.21             $0.19              $0.62              $0.56


Basic earnings per share of common stock for the three and nine month periods ended September 30, 1998 and 1997 has been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding, net of average unearned ESOP shares of 200,639, 204,740, 220,919, and 225,020, respectively, and average unearned MSBP shares of 86,840, 93,129, 77,115, and 92,097, respectively.