Form 10-K
period 1998-12-31
LITTLE FALLS BANCORP INC
filed 1999-03-22
CIK 1001427

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________

                                    FORM 10-K

(Mark One)
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended       December 31, 1998
                          ----------------------------------------------

                                     - or -
 _
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________________ to ___________________

Commission Number:  0-27010

                           LITTLE FALLS BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

             New Jersey                                         22-3402073
_______________________________________                   ______________________
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

86 Main Street                                                     07424
----------------------------------------                  ----------------------
(Address of principal executive offices)                         Zip Code

Registrant's telephone number, including area code:  (973) 256-6100
                                                    -----------------
Securities registered pursuant to Section 12(b) of the Act:   None
                                                            ---------
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $0.10 par value per share
                     ---------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---   ---
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the Nasdaq Stock Market, on March 11, was $40.0 million (2,023,824) shares at $19.75 per share).

         As of March 11, 1999 there were issued 3,041,750 and outstanding 2,470,551 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 1998. (Parts I, II and IV)

                                      INDEX

PART I                                                                      Page
                                                                            ----
Item 1.     Business......................................................     1

Item 2.     Properties...................................................     25

Item 3.     Legal Proceedings............................................     25

Item 4.     Submission of Matters to a Vote of Security-Holders..........     26

PART II

Item 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters........................................     26

Item 6.     Selected Financial Data......................................     26

Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................     26

Item 8.     Financial Statements and Supplementary Data..................     26

Item 9.     Changes In and Disagreements with Accountants
              on Accounting and Financial Disclosure.....................     26

PART III

Item 10.    Directors and Executive Officers of the Registrant...........     27

Item 11.    Executive Compensation.......................................     30

Item 12.    Security Ownership of Certain Beneficial Owners
              and Management.............................................     37

Item 13.    Certain Relationships and Related Transactions...............     38

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
              on Form 8-K................................................     38

PART I

         Little Falls Bancorp, Inc. (the "Company") may from time to time make written or oral "forward- looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

         The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

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

         On  November  5,  1998,  Little  Falls  and  Skylands   Community  Bank
terminated the proposed merger between the two companies, which had been announced on August 12, 1998. This merger was terminated by mutual agreement as both companies recognized the possibility that certain conditions to the closing of the merger might not be satisfied. Accordingly, the boards of directors of both companies concluded that it was in the mutual interest of both companies to terminate the merger, and avoid any additional expense.

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



                                                                            At December 31,
                               -----------------------------------------------------------------------------------------------------
                                     1998                  1997                  1996               1995                1994
                               ------------------   -------------------   -------------------  -----------------  ------------------
                                         Percent               Percent               Percent            Percent             Percent
                               Amount    of Total    Amount    of Total   Amount     of Total  Amount   of Total  Amount    of Total
                               ------    --------    ------    --------   ------     --------  ------   --------  ------    --------
                                                                       (Dollars in Thousands)
Type of Loans:
One- to four-family.........  $117,417     78.77%   $118,254     80.42%  $108,367     92.53%  $88,828     92.31%  $87,851    92.71%
Multi-family and commercial
  real estate...............    17,251     11.57      17,362     11.81      3,659      3.13     4,639      4.82     4,463     4.71
Residential construction....        --                   350      0.24        525      0.45     1,098      1.14       521     0.55
Consumer:
Savings account.............       752      0.50         807      0.55        889      0.76       824      0.86       866      .91
Second mortgages............    14,811      9.94      11,630      7.91      5,028      4.29     2,540      2.64     2,694     2.84
Other.......................        14      0.01          12      0.01         25      0.02        42      0.04        52      .05
                               -------    ------     -------    ------    -------    ------     -----      ----   -------   ------
Total loans  receivable
  (gross)...................   150,245    100.79     148,415    100.94    118,493    101.18    97,971    101.81    96,447   101.77
Less:
  Loans in process..........        --        --         233      0.16        150     (0.13)      450     (0.47)      186     (.18)
  Deferred loan origination
   fees and costs...........      (146)     0.10         (19)    (0.01)       138     (0.12)      333     (0.35)      338     (.36)
  Allowance for loan losses.     1,329     (0.89)      1,168      0.79      1,090     (0.93)      958     (0.99)    1,169    (1.23)
                               -------    ------     -------    ------   --------    ------    ------    ------   -------   ------
Total loans, net............  $149,062    100.00%   $147,033    100.00%  $117,115    100.00%  $96,230    100.00%  $94,754   100.00%
                               =======    ======     =======    ======    =======    ======    ======    ======   =======   ======


Loan Maturity Tables

         The following table sets forth the contractual maturity of the Bank's loan portfolio at December 31, 1998. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $______ million for the year ended December 31, 1998. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities rather than the period in which interest rates are next scheduled to adjust.


                                                          Multi-Family
                                                              and
                                     One- to Four-         Commercial      Residential
                                        Family            Real Estate      Construction     Consumer            Total
                                     -------------        ------------     ------------     --------            -----

                                                                      (In Thousands)
Amounts Due:
Within 1 year..................          $     54          $   250          $      --      $    741           $  1,045

  1 to 5 years.................             2,432              495                 --         1,049              3,976
  5 to 10 years................             5,127              200                 --         2,849              8,176
  Over 10 years................           109,804           16,306                 --        10,938            137,048
                                          -------           ------                           ------            -------

Total amount due...............          $117,417          $17,251                          $15,577           $150,245
Less:
Allowance for loan and
  lease loss...................               956              274                 --            99              1,329

Loans in process...............                --               --                 --            --                 --
Deferred loan fees (costs).....              (124)              --                 --           (22)             (146)
                                          -------          -------           --------        ------            ------
 Loans receivable, net.........          $116,585         $ 16,977          $      --       $15,500           $149,062
                                          =======          =======                           ======            =======


         The following table sets forth the dollar amount at December 31, 1998 of all loans due after December 31, 1999, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                        Floating or
                                         Fixed Rates  Adjustable Rates   Total
                                         -----------  ----------------   -----
                                                      (In Thousands)
One- to four-family................       $45,201       $72,162       $117,363
Multi-family and
  commercial real estate...........         1,600        15,401         17,001
Consumer...........................        12,265         2,571         14,836
                                           ------        ------        -------
  Total............................       $59,066       $17,972       $149,200
                                           ======        ======        =======

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

         Multi-Family and Commercial Real Estate Loans. The Bank also originates and purchases multi-family and commercial real estate loans. These loans are generally adjustable-rate loans with maturities up to 25 years and are made in amounts up to 75% of the appraised value of the mortgaged property. In purchasing such loans, the Bank evaluates the mortgage primarily on the net operating income generated by the real estate to support the debt service. The Bank also considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Bank's prior lending experience with the borrower. The typical multi-family property in the Bank's multi-family lending portfolio has between 11 and 110 dwelling units with an average loan balance of approximately $550,000. Most loans originated or purchased are located in New Jersey and New York.

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

         Residential Construction Loans. The Bank's policy has been to originate residential construction loans to a lesser extent than other types of mortgages. Residential construction loans are made up to a maximum of 80% of the appraised value of the home, based upon the builder's plans. The rate charged is generally the prime rate plus 1% and one point. The loan proceeds are disbursed based upon work completed.

         Consumer Loans. The Bank's consumer loans primarily consist of home equity loans, and, to a much lesser extent, student loans, personal loans and loans secured by savings deposits. The home equity lines of credit are made with loan to value ratios of up to 80% on either a fixed or adjustable rate basis.

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

         Loan Commitments. The Bank issues written commitments to prospective borrowers on all real estate approved loans. Generally, the commitment requires the loan to be closed within sixty days of issuance. At December 31, 1998, the Bank had $5.1 million of commitments to fund new mortgage loans and commitments on unused lines of credit relating to home equity loans of $4.6 million.

         Loan Purchases. The Bank has purchased and participated in loans, primarily in its market area. At December 31, 1998, the Bank had $3.9 million of purchased loans and $15.4 million in loan participations. The Bank purchases and participates in loans after applying its own underwriting standards. The Bank typically does not service the loans that it purchases or participates in with other financial institutions.

         Loans to One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations limit loans-to-one borrower in an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The Bank's maximum loan-to-one borrower limit was approximately $4.5 million as of December 31, 1998.

         At December 31, 1998, the Bank's three largest lending relationships ranged from $1.0 million to $1.1 million. They are all performing loans on apartment buildings in New Jersey and New York in which the Bank has a participating interest. See also "-- Multi-Family and Commercial Real Estate."

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


                                                                               At December 31,
                                                       1998             1997            1996           1995            1994
                                                       ----             ----            ----           ----            ----
                                                                           (Dollars in Thousands)
Non-performing loans:
   Nonaccrual loans:
   One- to four-family residential...........           $1,003         $ 1,036         $   989         $1,059          $4,182

   Multi-family and commercial real estate...               --             248             860            860              --
   Consumer loans............................               --              --              52             23              20
                                                         -----         -------         -------         ------          ------
Total nonaccrual loans.......................            1,003           1,284           1,901          1,942           4,202
   Accruing one- to four-family residential..               --              --              --            505              --
                                                         -----         -------        --------         ------         -------
Total non-performing loans...................            1,003           1,284           1,901          2,447           4,202
                                                         -----          ------         -------         ------          ------

Real estate owned............................              297             604             857          1,501           1,765
                                                         -----          ------         -------          -----           -----
Total non-performing assets                                              1,888         $ 2,758         $3,948          $5,967
                                                                                        ======          =====           =====

Total non-performing loans to net loans.....              .67%             .87%          1.62%          2.54%           4.43%
                                                        =====            =====          =====          =====           =====
Total non-performing loans to total assets...             .29%             .39%           .63%           .79%           2.17%
                                                        =====            =====          =====          =====           =====
Total non-performing assets to total assets..             .37%             .57%           .91%          1.27%           3.09%
                                                        =====            =====          =====          =====           =====


         Interest income that would have been recorded on nonaccrual loans had they been current under the original terms of such loans was approximately $89,000 and $111,000 for the years ended December 31, 1998 and 1997, respectively. Amounts included in the Bank's interest income attributable to non-performing loans for the years ended December 31, 1998 and 1997 were approximately $60,000 and $50,000, respectively.

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

         The following table provides further information about the Bank's classified assets as of the dates indicated.

                                              At December 31,
                             --------------------------------------------------
                              1998        1997       1996       1995     1994
                             ------      ------     ------     ------   -------
                                              (In Thousands)
Criticized:
  Special Mention........    $1,573      $3,912     $2,931     $2,639    $2,094
Classified:
  Substandard............     1,645       1,637      3,665      3,925     5,901
  Doubtful...............        --          --         --         --        --
  Loss...................        --          --         --         --       123
                             ------      ------     ------     ------    ------
                             $3,218      $5,549     $6,596     $6,564    $8,118
                              =====       =====      =====      =====     =====


         Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is carried at the lower of the cost or fair value less selling costs. It is the policy of the Bank to obtain an appraisal on all real estate acquired through foreclosure as soon as practicable after it takes possession of the property. The Bank generally reassesses the value of real estate owned at least every eighteen months. These properties are subsequently evaluated and carried at the lower of the "new" cost or fair value minus selling costs of the underlying collateral. The Bank's real estate owned totaled approximately $297,000 at December 31, 1998.

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

                                                                           At December 31,
                                              ------------------------------------------------------------------------
                                                1998            1997               1996            1995         1994
                                                ----            ----               ----            ----         ----
                                                                        (Dollars in Thousands)
Total loans outstanding...............        $150,245        $148,415           $118,493        $97,971      $96,447
                                               =======         =======            =======         ======       ======


Allowance balances (at beginning
 of period)...........................        $  1,168        $  1,090           $    958        $ 1,169      $   818

Provision:
  One- to four-family.................              79             168                136             87          340
  Multi-family and commercial
    real estate(1)....................              39              35                 38             35           13
  Consumer............................              43              37                  9              9            3
                                               -------         -------            -------          -----       ------
Total provision for loan losses.......             161             240                183            131          356
                                               -------         -------            -------          -----       ------
Charge-offs net of recoveries:
  One- to four-family.................              --             154                 51            342            5
  Multi-family and commercial
    real estate.......................              --              --                 --             --           --
Consumer..............................              --               8                 --             --           --
                                               -------         -------            -------         ------       ------
Total charge-offs.....................              --             162                 51            342            5
                                               -------         -------            -------         ------       ------
Allowance balance (at end of
  period).............................        $  1,329        $  1,168           $  1,090        $   958      $ 1,169
                                               =======         =======            =======         ======       ======

Allowance for loan losses as
  a percent of total loans
  outstanding.........................            0.88%           0.79%              0.92%          0.98%        1.21%
                                               =======         =======            =======         ======       ======

------------------------
(1)  Includes residential construction loans.

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


                                                                          At December 31,
                                -------------------------------------------------------------------------------------------------
                                               1998        1997               1996               1995                1994
                                -------------------  -----------------  -----------------  -----------------   ------------------
                                          Percent            Percent            Percent            Percent              Percent
                                          of Loans           of Loans           of Loans           of Loans             of Loans
                                          to Loan            to Loan            to Loan            to Loan              to Loan
                                 Amount   Portfolio  Amount  Portfolio  Amount  Portfolio  Amount  Portfolio   Amount   Portfolio
                                 ------   ---------  ------  ---------  ------  ---------  ------  ---------   ------   ---------
                                                                     (Dollars in Thousands)
At end of period allocated to:
One-to four-family..........    $  956      71.39%   $  877   79.68%    $ 863      91.66%   $778     92.31%    $1,033      92.71%
Multi-family and
  commercial real
   estate(1)................       274      20.62       235   11.93       200       3.27     162      4.82        127       4.71
Consumer ...................        99       7.45        56    8.39        27       5.07      18      3.54          9       3.80
                                ------     ------     -----  ------    ------     ------    ----    ------     ------     ------
Total allowance.............    $1,329     100.00%   $1,168  100.00%   $1,090     100.00%   $958    100.00%    $1,169     100.00%
                                 =====     ======     =====  ======     =====     ======     ===    ======      =====     ======


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

         Current regulatory and accounting guidelines regarding investment portfolio policy require insured institutions to categorize securities as held for "investment," "sale," or "trading." At December 31, 1998, the Bank had no securities held available for sale or trading. The Bank's securities portfolio, which the Bank has the ability and intent to hold to maturity, are accounted for on an amortized cost basis. The Bank may purchase securities in the future to be held available for sale or trading.

         At December 31, 1998, the Bank's investment securities portfolio primarily consisted primarily of short and medium term agency securities, corporate bonds, trust preferred securities and preferred stock. In addition, at December 31, 1998, the Bank had federal funds sold of $23.0 million, repurchase agreements of $4.0 million and FHLB stock of $3.8 million.

         To supplement lending activities and to utilize excess liquidity, the Bank invests in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. The mortgage-backed securities portfolio at December 31, 1998 consisted of both fixed-rate and adjustable rate certificates issued by the FHLMC, GNMA and FNMA. The fixed rate certificates provide the certificate holder principal payments while the adjustable rate securities provide protection against rising interest rates.

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

                                                    At December 31,
                                   ---------------------------------------------
                                     1998(1)             1997           1996
                                   ----------         -----------    -----------
                                                    (In Thousands)

Investment Securities:
 U.S. Government
   securities.................      $     --             $    --        $ 6,006

 U.S. Agency securities.......        53,419              57,988         45,022
 Corporate bonds..............         1,990                  --             --
 Trust preferred securities...        11,496                  --             --
 Preferred stock..............        13,095                  --             --
 Other securities.............            --                  --            342
                                     -------              ------         ------
   Total investment
     securities...............        80,000              57,988         51,370
                                     -------              ------         ------
Federal funds sold............        23,000               3,500          5,000
Repurchase agreements.........         4,000                  --             --
FHLB Stock....................         3,768               2,518          2,076
                                     -------              ------         ------
   Total investment
     securities, federal
     funds sold and FHLB
      stock...................      $110,768             $64,006        $58,446
                                     =======              ======         ======



--------------------
(1) Includes held to maturity and available for sale (available for sale issues are reflected net of an unrealized loss of approximately $493,000).


                                                   At December 31,
                                      ---------------------------------------
                                       1998(2)        1997(2)          1996
                                      --------       --------        --------
                                              (Dollars in Thousands)
Mortgage-backed securities:
  GNMA...........................     $17,293        $ 26,337        $ 33,675
  FNMA...........................      36,953          42,393          49,434
  FHLMC..........................      20,158          34,932          28,297
                                       ------         -------         -------
      Total......................      74,404         103,662         111,406
  Net premiums...................         941           1,224           1,067
                                      -------        --------         -------
Net mortgage-backed
  securities.....................     $75,345        $104,886        $112,473
                                       ======         =======         =======


---------------------
(2) Includes held to maturity and available for sale (available for sale issues are reflected net of unrealized losses of $16,600 and $111,500 for 1998 and 1997, respectively).

         Investment and Mortgage-backed Securities' Portfolios Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment and mortgage-backed securities portfolios at December 31, 1998.



                                                                                                           Total Investment and
                                         One Year or Less    One to Five Years   More Than Five Years    Mortgage-backed Securities
                                        ------------------  -------------------  --------------------  -----------------------------
                                                  Weighted             Weighted              Weighted            Weighted  Estimated
                                        Carrying  Average   Carrying   Average    Carrying   Average   Carrying  Average     Fair
                                         Value     Yield     Value      Yield      Value      Yield     Value     Yield      Value
                                        --------  --------  --------   --------   --------   --------  --------  --------  ---------
                                                                            (Dollars in Thousands)
U.S. Agency securities(1)..........     $   --        --%    $ 2,000     6.74%    $51,419     6.20%     $53,419    6.22%    $53,200
Corporate Bonds(1).................         --        --%         --       --       1,990     7.00        1,990    7.00       1,990
Trust preferred securities(1)......                                                11,496     6.60       11,496    6.60      11,496
Preferred stock(1).................     $                      8,910     5.00       4,185     6.26        8,910    5.00      13,095
                                         -----      ----      ------     ----      ------     ----       ------    ----      ------
   Total investment securities(1)..     $   --        --%    $10,910     5.32%    $69,090     6.29%     $80,000    6.16%    $79,781
                                         =====      ====      ======     ====      ======     ====       ======    ====      ======

GNMA...............................     $   --        --%    $   155     8.25%    $17,488     7.04%     $17,643    7.05%    $17,498
FNMA(1)............................        119      7.00       1,248     7.00      36,052     6.55       37,419    6.57      37,427
FHLMC(1)...........................      1,523      5.92       3,412     6.79      15,347     6.70       20,282    6.65      20,353
                                         -----      ----      ------     ----      ------     ----       ------    ----      ------
   Total mortgage-backed                $1,642      6.00%    $ 4,815     6.89%    $68,887     6.71%     $75,344    6.70%    $75,278
   securities......................      =====      ====      ======     ====      ======     ====       ======    ====      ======


----------------------
(1) Includes securities held to maturity and available for sale.

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

         Regular savings accounts, money market accounts and NOW accounts including non-interest bearing deposits constituted $41.4 million, $7.0 million and $29.1 million, respectively, or 17.05%, 2.87%, and 11.98%, respectively. Certificates of deposit constituted $165.5 million or 68.10% of the deposit portfolio. As of December 31, 1998, the Bank had no brokered deposits.

         Jumbo Certificate Accounts. The following table indicates the amount of the Bank's certificates of deposit of greater than $100,000 by time remaining until maturity as of December 31, 1998.

                                                       Certificates
Maturity Period                                        of Deposits
---------------                                       --------------
                                                      (In Thousands)
Within three months.................................    $ 1,971
Three through six months............................      2,684
Six through twelve months...........................      6,468
Over twelve months..................................      3,419
                                                         ------
                                                        $14,542

         Savings Deposit Activity. The following table sets forth the savings activities of the Bank for the periods indicated.

                                                   Year Ended December 31,
                                            ------------------------------------
                                              1998          1997          1996
                                              ----          ----          ----
                                                       (In Thousands)
Net increase (decrease)
  before interest credited, deposits
  purchased and deposits sold............    $ 2,411      $(8,507)    $ (21,401)
Deposits purchased.......................         --           --            --
Deposits sold............................         --           --        (9,221)
Interest credited........................     10,504       10,328        11,083
                                              ------       ------      --------
Net increase (decrease) in
  savings deposits.......................    $12,915      $ 1,821     $ (19,539)
                                              ======       ======      ========


Borrowings

         At December 31, 1998, the Bank had $68.5 million of borrowings with the Federal Home Loan Bank. These consist of the following:

                  (a) $9.0 million repurchase agreement with a rate of 5.82%, maturing December, 1999 and is callable quarterly on interest payment dates. As of March 6, the borrowing was still in place.

                  (b) $25.0 million advance maturing March 2008, and with a rate of 5.35%. On March 12, 2001 and quarterly thereafter, the borrowing can be called with four days notice.

                  (c) $25.0 million advance maturing November 2003, and with a rate of 4.93%. On November 19, 2001 and quarterly thereafter, the borrowing can be called with four days notice.

                  (d) $9.5 million, 30 day repurchase agreement with a rate of 5.29%. This repurchase agreement was subsequently rolled over in January 1999 at a rate of 4.95%. In February, the repurchase agreement was paid down to $9.0 million and the rate became 4.92%.

Subsidiary Activities

         As of December 31, 1998, the Bank was the sole subsidiary of the Company. The Bank has no active subsidiaries.

Personnel

         As of December 31, 1998, the Bank had 37 full-time and 12 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

         Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other Savings Association Insurance Fund ("SAIF") insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition. See "Regulation of the Bank -- Qualified Thrift Lender Test."

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

         FDIC assessments on SAIF institutions currently range from 0 to 27 basis points. In addition, legislation requires the cost of prior thrift failures to be shared by both the SAIF and the Bank Insurance Fund ("BIF") (Fico Bond payments). The Fico Bond assessment for savings institutions in 1998 was approximately $0.61 per $100 in deposits.

         Examination Fees. In addition to federal deposit insurance premiums, savings institutions like the Bank are required by OTS regulations to pay assessments to the OTS to fund the operations of the

OTS. The general assessment is paid on a semi-annual basis and is computed based on total assets of the institution, including subsidiaries.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 4% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

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

         As shown below, the Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 1998:

                                                                    Percent of
                                                                     Adjusted
                                                  Amount              Assets
                                                  ------            ----------
                                                    (Dollars in Thousands)
Tangible Capital:
Actual capital................................    $28,740              8.33%
Regulatory requirement........................      5,176              1.50
                                                  -------              ----
  Excess......................................    $23,564              6.83%
                                                   ======              ====

Core Capital:
Actual capital................................    $28,740              8.33%
Regulatory requirement........................     13,801              4.00
                                                   ------              ----
  Excess......................................    $14,939              4.33%
                                                   ======              ====

Risk-Based Capital:
Actual capital................................    $29,988             20.45%
Regulatory requirement........................     11,729              8.00
                                                   ------             -----
  Excess......................................    $18,259             12.45%
                                                   ======             =====


         The Bank is not under any agreement with regulatory authorities nor is it aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations of the Bank or the Company.

         Prompt Corrective Action. The FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective December 19, 1992, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Under the OTS final rule implementing the prompt corrective action provisions, an institution is deemed to be (i) "well capitalized", (ii) "adequately capitalized", (iii) "undercapitalized",
(iv) "significantly undercapitalized", or (v) "critically undercapitalized". In addition, under certain circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). Immediately upon becoming undercapitalized, an institution shall become subject to various restrictions and could be subject to additional supervisory actions.

         As of December 31, 1998, the Bank was a "well capitalized institution" as defined in the prompt corrective action regulations and as such is not subject to any prompt corrective action measures.

         Dividend and Other Capital Distribution Limitations. Federal law requires the Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account to be established in connection with the Conversion.

         Finally, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be "undercapitalized" (not meet any one of its minimum regulatory capital requirements). OTS regulations also prohibit the Bank from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory (or total) capital of the Bank would be reduced below the amount required to be maintained for the liquidation account established by it for certain depositors in connection with its conversion from mutual to stock form. In addition, such regulations prohibit an institution from repurchasing any of its stock for a period of at least one year from the date of its conversion without a waiver of such prohibition by the OTS.

         Qualified Thrift Lender Test. Savings institutions are to meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of New York. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The method for measuring compliance with the QTL test is on a monthly basis in nine out of every 12 months. As of December 31, 1998, the Bank was in compliance with its QTL requirement.

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

         Loans-to-One   Borrower.   See  "Business  --  Lending   Activities  --
Loans-to-One Borrower."

         Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. Current law requires public disclosure of an institution's CRA rating and requires the OTS to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system in lieu of the existing five-tiered numerical rating system. The Bank received a satisfactory rating as a result of its last evaluation in March, 1998.

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

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 4%. At December 31, 1998 the Bank's liquidity ratio was 36.11%.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. As of December 31, 1998, the Bank had $2.5 million in FHLB stock, which was in compliance with this requirement. For the fiscal year ended December 31, 1998, dividends paid by the FHLB of New York to the Bank totaled $256,000.

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
--------------------

         The Bank operates from its main office located at 86 Main Street, Little Falls, New Jersey and five branch offices, one of which is leased. This includes three branches purchased from an unaffiliated commercial bank in December 1996. The Bank's total investment in office property and equipment is $4.2 million with a net book value of $2.6 million at December 31, 1998.

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

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         Information relating to the market for Registrant's common equity and related stockholder matters appears under "Stock Market Information" in the Registrant's 1998 Annual Report to Stockholders ("Annual Report") on page 2, and is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

         The above-captioned information appears in the Annual Report on pages 3 and 4, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations
--------------------------------------------------------------------------------

         The above-captioned information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on pages 5 through 10 and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
-------------------------------------------------------------------

         The information contained in the Section captioned "Risk Management" in the Annual Report on page 10 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         The Financial Statements of the Bank, together with the report thereon by Radics & Co., LLC, appear in the Annual Report on pages 18 through 58 and are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The Certificate of Incorporation requires that the Board of Directors be divided into three classes, each of which contains approximately one-third of the members of the Board. The directors are elected by the stockholders of the Company for staggered three-year terms, or until their successors are elected and qualified. The Board of Directors currently consists of seven members.

         The following table sets forth the directors continuing in office, their name, age, the year they first became a director of the Company or the Bank, the expiration date of their current term as a director, and the number and percentage of shares of the Common Stock beneficially owned as of the March 22, 1999. Each director of the Company is also a member of the Board of Directors of the Bank.


                                                                             Shares of
                                        Year First      Current             Common Stock
                                        Elected or      Term to             Beneficially             Percent
Name                        Age(1)      Appointed       Expire              Owned(2)(3)             of Class
----                        ------      ----------      -------         ---------------------       --------
John P. Pullara               67          1995            1999           52,417(9)(10)                2.06%

George Kuiken                 78          1954            1999           25,166(4)(5)(11)             0.99%

Raoul G. Barton               74          1970            2001           39,222(4)(5)(6)(7)           1.54%

Albert J. Weite               64          1976            2001           38,666(4)(5)(8)              1.52%

Norman A. Parker              85          1953            2000           34,366(4)(5)(6)(12)          1.35%

Edward J. Seugling            62          1970            2000           26,666(4)(5)(6)(13)          1.05%

All Directors and
Executive Officers as a
Group (9 persons)                                                       268,296(14)(15)(16)          10.56%


------------------------
*        Less than 1.0%.
(1)      As of December 31, 1998.
(2)      As of the March 22, 1999.
(3) Pursuant to rules promulgated under the 1934 Act, an individual is considered to beneficially own shares of Common Stock if he or she directly or indirectly has or shares (1) voting power, which includes the power to vote or to direct the voting of the shares; or (2)
         investment power, which includes the power to dispose or direct the disposition of the shares. Unless otherwise indicated, a director has sole voting power and sole investment power with respect to the indicated shares.
(4) Includes 6,083 shares of Common Stock that have been awarded under the Management Stock Bonus Plan ("MSBP"), 3,500 shares of Common Stock under the 1997 Directors Stock Compensation Plan ("1997 DSCP") and 3,500 shares of Common Stock under the 1998 Directors Stock Compensation Plan ("1998 DSCP") which are subject to forfeiture under certain circumstances. Shares awarded under the MSBP, 1997 DSCP and the 1998 DSCP vest equally over five year periods beginning July 9, 1997, April 17, 1998 and April 21, 1999, respectively.
(5) Includes options to purchase 6,083 shares of Common Stock pursuant to the Little Falls Bancorp, Inc. 1996 Stock Option Plan Options ("1996 Stock Option Plan") which are immediately exercisable within 60 days of the Voting Record Date. See "Item 12. Director and Executive Officer Compensation - Director Compensation - Stock awards."
(6) Excludes 241,979 unallocated shares of Common Stock held under the ESOP for which such individual serves as one of three ESOP trustees. Beneficial ownership is disclaimed with respect to such ESOP shares held in a fiduciary capacity.
(7) Includes 4,190 shares held by Mr. Barton's IRA, 4,894 shares held by the IRA of Mr. Barton's wife and 118 shares held by Mr. Barton's wife, which Mr. Barton may be deemed to beneficially own.
(8) Includes 14,000 shares held jointly with Mr. Weite's wife, with whom voting and dispositive power is shared, and 3,000 shares held by Mr. Weite's IRA and 2,500 shares held by the IRA of Mr. Weite's wife, which Mr. Weite may be deemed to beneficially own. Does not include 6,000 shares owned by DOB&K, LLC, a partnership between Mr. Weite's children, of which Mr. Weite disclaims beneficial ownership.
(9) Includes options to purchase 12,167 shares of Common Stock pursuant to the Little Falls Bancorp, Inc. 1996 Stock Option Plan Options ("1996 Stock Option Plan") which are immediately exercisable within 60 days of the Voting Record Date. See "Item 12. Director and Executive Officer Compensation - Director Compensation - Stock Awards."
(10) Includes 15,000 shares held jointly with Mr. Pullara's wife, with whom voting and dispositive power is shared. Includes options to purchase 12,167 shares of Common Stock pursuant to the 1996 Stock Option Plan which are immediately exercisable within 60 days of the Voting Record Date. Also includes 18,250 and 3,500 shares of restricted stock awarded pursuant to the MSBP, 1997 DSCP and 1998 DSCP, and awards vest equally over five year periods beginning July 9, 1997, April 17, 1998 and April 21, 1999, respectively.
(11) Includes 1,000 shares owned by Mr. Kuiken's wife, which Mr. Kuiken may be deemed to beneficially own.
(12) Includes 15,000 shares held in trust, which Mr. Parker may be deemed to beneficially own, and 200 shares held jointly with Mr. Parker's wife, with whom voting and dispositive power is shared.
(13) Includes 7,390 shares held by Mr. Seugling's IRA and 110 shares held by Custom Graphics & Design, Inc., which Mr. Seugling may be deemed to beneficially own.
(14) Includes 4,265 allocated shares of Common Stock held for individual employee participants under the ESOP. Excludes unallocated shares of Common stock held under the ESOP. See note (6).
(15) Includes options to purchase 63,548 shares of Common Stock which are immediately exercisable within 60 days of the Voting Record Date.
(16) Excludes 241,979 unallocated shares of Common Stock held under the ESOP for which such individual serves as two of three members of the ESOP Committee. Beneficial ownership is disclaimed with respect to such ESOP shares held in a fiduciary capacity.

         The following table sets forth the non-director executive officers of the Company, their name, age, the year they first became an officer of the Company or the Bank, and their current position with the Company. Executive officers serve for a one-year term at the determination of the Board of Directors.



                                       Year First
                                      Appointed as           Position with
Name of Individual         Age(1)       Officer(2)        the Company or Bank
------------------         ------     ------------       ----------------------
Leonard G. Romaine           52           1967            President and Chief
                                                           Executive Officer
Richard A. Capone            49           1995            Vice President, Chief
                                                           Financial Officer
Anne Bracchitta              59           1997            Corporate Secretary

------------------------
(1)      As of December 31, 1998.
(2) Refers to the year the individual first became an officer of the Company or the Bank.

Biographical Information

         The business experience of each director and executive officer of the Company is set forth below. All persons have held their present positions for five years unless otherwise stated.

         Directors
         ---------

         Raoul G. Barton was elected Director of the Bank in 1970 and served as Chairman from 1982 to 1994. Mr. Barton is a member of the Little Falls Masonic Lodge. In 1990, Mr. Barton retired as owner of Barton Jewelers which he founded in 1949.

         George Kuiken has served as Director of the Bank since 1954. Mr. Kuiken retired as President of New Jersey Rental Equipment, Inc.

         Norman A. Parker has served as a Director since 1953. Mr. Parker was Chairman of the Board of the Bank from 1973 to 1981 and President of the Bank from 1965 to 1977. Mr. Parker is a retired funeral director. Mr. Parker is also past President of the Passaic County Funeral Directors Association, past President and charter member of the Passaic Valley Rotary Club, past member of the Passaic Valley School Board, Elder of the First Reformed Church, charter member of the Little Falls Parking Authority, charter member of the Mayor's Committee for Senior Citizens and member of the Little Falls Masonic Lodge.

         John P. Pullara was with the Bank from March 1955, serving as its President from 1977 until his retirement on October 5, 1997. Mr. Pullara was elected Director of the Bank in June of 1995. Mr. Pullara is also Director and Treasurer of the Passaic County Historical Society, Director of the Garden State Concert Band, Treasurer of the Little Falls Historical Society, Chairman of the Little Falls Parking Authority and a member of the Little Falls Business Association.

         Edward J. Seugling has served as a Director of the Bank since 1970 and became the Vice Chairman of the Board of Directors in 1994. Mr. Seugling is a retired teacher at Passaic Valley High School and the sole owner of the Little Falls Journal. He is a member of the Little Falls Business Association, the Little Falls Masonic Lodge, the Little Falls Historical Society, and the New Jersey Education Association. He is a member of the First Reformed Church of Little Falls, and he has served as an elder and deacon of the First Reformed Church. He was formerly Chairman of the Little Falls Rent Leveling Board and was an associate member of the Little Falls Main Street Development Corp.

         Albert J. Weite has served as Chairman of the Board of Directors of the Bank since 1994 and as a Director since 1976. Mr. Weite is a real estate investor.

         Executive Officers who are not Directors
         ----------------------------------------

         Leonard G. Romaine has been employed by the Bank since 1967. He served as Treasurer and Secretary of the Company and as Senior Vice President, Secretary and Treasurer of the Bank until he was appointed President of the Bank and Company on October 6, 1997. Mr. Romaine is a member of the Passaic County Attorney Ethics Committee.

         Richard A. Capone became employed by the Bank and Company in November 1995 as Chief Financial Officer. Prior to that, Mr. Capone was controller or Treasurer at four different local financial institutions over the past 20 years.

         Anne Bracchitta has been employed by the Bank since 1980. She was appointed Corporate Secretary in 1997.


Item 11.  Executive Compensation
--------------------------------

Director Compensation

         Directors Fees. For fiscal year 1998, each member of the Board of Directors received an attendance fee of $1,450 per regular meeting. Committee members received an additional $725 per Asset-Liability Committee meeting attended. No Committee fees are paid to Board members who are employees. For the year ended December 31, 1998, total fees paid by the Company and the Bank to directors were $141,000. Directors are also provided with broad medical insurance coverage.

         Directors Retirement and Consultation Plan. The Bank's Board adopted a Directors' Consultation and Retirement Plan (the "Consultation Plan") on May 9, 1995. Such Consultation Plan provides retirement benefits to directors. Management believes the Consultation Plan will help to insure that the Bank has the continued services of these persons as directors to assist in the conduct of the Bank's business affairs in the future. A director who has served as a director for at least twenty years shall be a participant in the Consultation Plan. A consulting director shall be paid a monthly retirement benefit under the Consultation Plan equal to half of the director fee in effect at the time of such retirement until the month following the date of death of the consulting director. At the expiration of the period for which the participant is entitled to benefits, his status as a consulting director shall cease. All benefits payable under the plan will be paid by the Bank from current assets. There are no tax consequences to either the director or the Bank prior to payment of benefits. Upon receipt of payment of benefits, the director will recognize taxable ordinary income in the amount of such payment received and the Bank will be entitled to recognize a tax-deductible compensation expense. In addition, the Bank has a policy of continuing medical benefits for its retired directors. For the year ended December 31, 1998, no benefits were paid under the Consultation Plan and approximately $45,000 was accrued as an expense for the Consultation Plan and the continuation of such medical benefits.

         Stock Awards. On July 9, 1996, the stockholders of the Company approved the Little Falls Bancorp 1996 Stock Option ("1996 Stock Option Plan") and the Little Falls Bank Management Stock Bonus Plan ("MSBP"). Pursuant to the terms of the 1996 Stock Option Plan, each non-employee director received, on the date of stockholder approval options to purchase 15,208 shares of Common Stock. Under the MSBP, the same non-employee directors received 6,083 shares of restricted stock on the date of stockholder approval. The options granted to these non-employee directors become first exercisable at a rate of 20% one year from the date of grant and 20% annually thereafter. Restricted stock granted to these non-employee directors will vest 20% one year from the date awarded and an additional 20% annually, thereafter. In April 1997, the Company adopted the 1997 Directors
Stock Compensation Plan authorizing the granting of up to 24,500 shares of Common Stock in the aggregate (representing less than 1% of total shares outstanding at such time). Each non-employee director (seven persons) was awarded 3,500 shares of Common Stock which shall vest over a five year period beginning April 17, 1997. In April 1998, the Company adopted the 1998 Directors Stock Compensation Plan authorizing the granting of up to 24,500 shares of Common Stock in the aggregate (representing less than 1% of total shares outstanding at such time). During 1998, all 24,500 shares were granted under the plan (3,500 shares to each non-employee director).

Executive Compensation

 Summary Compensation Table. The following table sets forth the compensation paid to the chief executive officer during the fiscal year ended December 31, 1998. All compensation paid to directors, officers and employees is paid by the Bank. Except as listed below, no other executive officer received cash compensation in excess of $100,000 during the fiscal year ended December 31, 1998.



                                                                               Long Term Compensation
                                   Annual Compensation(1)                             Awards
                       -------------------------------------------------  --------------------------------
                                                                                             Securities
                                                                            Restricted       Underlying             All
Name and                                                 Other Annual         Stock           Options/             Other
Principal Position      Year        Salary      Bonus    Compensation(2)      Awards           SARs(#)          Compensation(6)
------------------      ----        ------      -----    ------------         ------           -------          ------------
Leonard G. Romaine,     1998      $125,400    $ 9,000       $17,400
President(3)            1997      $115,000    $15,000       $20,200              --            3,000(3)             42,660
                        1996      $ 89,420    $ 7,750       $15,000          $129,274(4)      30,417(5)             30,176


------------------------
(1)      All compensation set forth above was paid by the Bank.
(2) Consists of Board of Director's fees. For fiscal year 1998, there were no (a) perquisites over the lesser of $50,000 or 10% of the named executive officer's total salary and bonuses for the year; (b) payments of above-market preferential earnings on deferred compensation; (c) payments of earnings with respect to long term incentive plans prior to settlement or maturity: (d) tax payment reimbursements; or (e) preferential discounts on stock.
(3) Options vest equally over a five year period beginning December 9, 1998.
(4) Based upon 12,167 shares of restricted stock granted pursuant to the MSBP (fair market value on date of grant of $10.625). Restricted stock vest equally over a five year period beginning July 9, 1997. Dividends are paid on the restricted stock and are accrued and held in arrears until the restricted stock for which dividends were paid become vested.
(5)      Options vest equally over a five year period beginning July 9, 1997.
(6) Includes 1,472 and 2,133 shares of stock held by the ESOP and allocated to Mr. Romaine's account for 1996 and 1997, respectively. Based on the closing price of the Common Stock ($20.00 per share) at December 31, 1998. As of the date of this proxy statement, shares had not yet been allocated for fiscal 1998.

         Employment Agreement. The Bank is a party to an employment agreement with President and Chief Executive Officer Leonard G. Romaine. The employment agreement is for a term of three years. Under the agreement, Mr. Romaine's employment is terminable by the Bank for "just cause" as defined in the agreement. If the Bank terminates Mr. Romaine without just cause, he will be entitled to a continuation of his salary from the date of termination through the remaining term of the agreement. The agreement contains a provision stating that in the event of termination of employment or diminution of employment in connection with, or within one year after, any change in control of the Bank, Mr. Romaine will be paid in a lump sum an amount equal to 2.99 times his five year average cash compensation. Had a change in control been deemed to have occurred at completion of the last fiscal year, Mr. Romaine would have been entitled to a lump sum payment of approximately $388,000. The payment that would be made would be an expense to the Bank, thereby reducing net income and the Bank's capital by that amount. The agreement is reviewed annually by the Board of Directors and may be extended for additional one-year periods upon a determination of the Board and satisfactory job performance within the Board's sole discretion.

         The Bank also entered into similar employment agreements with eight officers of the Bank, with terms of three, two and one years and severance protection upon a termination of employment or diminution of employment following a change in control with such payment equalling between one and three times the current annual compensation of such individuals. Upon a change in control, payment to all executive officers as a group (seven persons), excluding Mr. Romaine, as of December 31, 1998, would have equalled approximately $1.0 million.

Other Compensation

         Employee Stock Ownership Plan. The Bank maintains an ESOP for the exclusive benefit of participating employees. Participating employees are employees who have completed one year of service with the Bank or its subsidiary and have attained the age 21.

         The ESOP be funded by contributions made by the Bank in cash or the Common Stock. Benefits may be paid either in shares of the Common Stock or in cash. The ESOP borrowed funds with which to acquire 243,340 shares of the Common Stock issued in the Conversion, representing 8.0% of the Common Stock then outstanding. The loan is secured by the shares purchased and earnings of ESOP assets. Shares purchased with such loan proceeds will be held in a suspense account for allocation among participants as the loan is repaid. This loan is expected to be fully repaid in approximately 15 years. For the 1998 fiscal year, the Bank recognized an expense of $299,000 regarding the ESOP.

         1996 Stock Option Plan. The Company's Board of Directors adopted a 1996 Stock Option Plan, which was approved by the Company's stockholders on July 9, 1996. Pursuant to the 1996 Stock Option Plan, a number of shares equal to 10% of the Common Stock issued in the Company's initial public offering (304,175 shares of Common Stock) were reserved for issuance by the Company upon exercise of stock options to be granted to officers, directors, and key employees of the Company (or any present of future parent or subsidiary of the Company), from time to time under the 1996 Stock Option Plan. The purpose of the 1996 Stock Option Plan is to provide additional incentive to certain officers, directors, and key employees by facilitating their purchase of a stock interest in the Company. The 1996 Stock Option Plan became effective on July 9, 1996 and provides for a term of ten years, after which no awards may be made, unless earlier terminated by the Board of Directors pursuant to the terms of the 1996 Stock Option Plan.

         An initial grant of stock options under the 1996 Stock Option Plan was made to officers, directors, and key employees upon the Company's receipt of stockholder approval on July 9, 1996, and the option exercise price is the closing price of the Common Stock on the date of stockholder approval. The initial grant of stock options were the only options granted to officers, directors, and key employees during the fiscal year ended December 31, 1996. In December 1997, certain officers and key employees were granted an aggregate of 16,000 additional options under the 1996 Stock Option Plan. The option exercise price is the closing price of the Company's Common Stock on the date of the grant. No options were granted to officers, directors and key employees during the fiscal year ended December 31, 1998. As of the Record Date, 15,208 stock options have been exercised pursuant to the 1996 Stock Option Plan.


         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                OPTION/SAR VALUES
------------------------------------------------------------------------------------------------------------------------------------
                                                                           Number of Securities
                                                                          Underlying Unexercised            Value of Unexercised
                                   Shares                                      Options/SARs              in-the-Money Options/SARs
                                Acquired on             Value               at Fiscal Year-End               at Fiscal Year-End
                                  Exercise            Realized                      (#)                             ($)
           Name                     (#)                  ($)             Exercisable/Unexercisable      Exercisable/Unexercisable(1)
------------------------------------------------------------------------------------------------------------------------------------
Leonard G. Romaine                    0                  $0                   12,767/20,650                     114,066/171,094



(1) Based on an exercise price of $10.625 for options granted in the fiscal year ended December 31, 1996, and $20.00 for options granted in the fiscal year ended December 31, 1996 and the closing price of the Common Stock on December 31, 1998 of $20.00.

         Management Stock Bonus Plan. The board of directors of the Bank has adopted the MSBP as a method of providing directors, executive officers and key employees of the Bank with a proprietary interest in the Company in a manner designed to encourage such persons to remain in the employment or service with the Bank. Awards under the MSBP were made in recognition of prior and expected future services to the Bank to those directors, executive officers and key employees of the Bank responsible for implementation of the policies adopted by the board of directors of the Bank, the profitable operation of the Bank, and as a means of providing a further retention incentive and direct link between compensation and the profitability of the Bank. Awards under the MSBP vest at a rate of 20% per year beginning on the anniversary date of the date of grant. An initial grant of 82,732 shares of restricted stock was made on July 9, 1997, the date of stockholder approval of the MSBP. No awards were granted under the MSBP in 1998.

         Defined Benefit Plan. The Bank has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and employees' compensation. The Bank's funding policy is to fund pension costs accrued. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

         All full-time employees of the Bank are eligible to participate after one year of service and attainment of age 21. A qualifying employee becomes fully vested in the Pension Plan upon completion of five years service or when the normal retirement age of 65 is attained. The Pension Plan is intended to comply with the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

         The Pension Plan provides for monthly payments to each participating employee at normal retirement age. The annual allowance payable under the Pension Plan is equal to 25% of an employee's average monthly salary, up to $650, plus 40% of average monthly salary in excess of $650, reduced for less than 25 years of service, plus 1/4 of 1% of average monthly salary times years of service. If benefits are paid prior to age 65, the benefit specified will be reduced by 1/15 for each of the first five years and 1/30 for each of the next five years and reduced actuarially for each additional year by which the starting date of such benefit precedes age 65. There is a minimum monthly benefit equal to 2% of monthly salary, times years of service up to 10 years. The Pension Plan also provides for payments in the event of disability or death. At December 31, 1998, Mr. Romaine had 29 years of credited service under the Pension Plan. The Bank had a pension expense of $244,000 for the fiscal year 1998. At December 31, 1998, the Pension Plan had projected benefit obligations greater than plan assets of approximately $1.2 million.

         The following table shows the estimated annual benefits payable under the Pension Plan in calendar year 1998 based on the respective employee's years of benefit service and applicable average annual salary, as calculated under the Pension Plan. Benefits under the Pension Plan are not subject to offset for Social Security benefits.


                                          Years of Benefit Service
                                          ------------------------
                                 15         20        25        30        35
                                 --         --        --        --        --

$ 20,000..................   $  4,848   $  6,464   $  8,080  $  8,330  $  8,680
  40,000..................     10,398     13,864     17,330    17,830    18,330
  60,000..................     15,948     21,264     26,580    27,330    28,080
  80,000..................     21,498     28,664     35,830    36,830    37,830
 100,000..................     27,048     36,064     45,080    46,330    47,580
 120,000..................     32,598     43,464     54,330    55,830    57,330
 150,000..................     40,823     54,564     68,205    70,080    71,955


         Report of the Compensation Committee on Executive Compensation

         The Bank Compensation Committee meets annually to review compensation paid to the chief executive officer. The Committee reviews various published surveys of compensation paid to employees performing similar duties for depository institutions and their holding companies, with a particular focus on the level of compensation paid by comparable stockholder institutions in and around the Bank's market area, including institutions with total assets of between $100 million and $300 million. Although the Committee does not specifically set compensation levels for executive officers based on whether particular financial goals have been achieved by the Bank, the Committee does consider the overall profitability of the Bank when making these decisions.

         During the year ended December 31, 1998, Leonard G. Romaine, President received an increase in his base salary from $115,000 to $125,400. The Committee will consider the annual compensation paid to the presidents and chief executive officers of publicly owned financial institutions nationally, in the State of New Jersey and surrounding Northeastern states with assets of between $100 million and $500 million and the individual job performance of such individual in consideration of its specific salary increase decision with respect to compensation to be paid to the president and chief executive officers in the future.

         Compensation Committee:

               Albert J. Weite
               Edward J. Seugling
               Raoul G. Barton

         Compensation Committee Interlocks and Insider Participation

         The Compensation Committee of the Bank during the year ended December 31, 1998 consisted of Directors Weite, Barton and Seugling, all members of the Board of Directors of the Company. Romaine was a member of the Compensation Committee during fiscal 1998 but did not participate in matters involving his personal compensation.

Performance Graph

         Set forth below is a stock performance graph comparing the cumulative total shareholder return on the Common Stock with (a) the cumulative total stockholder return on stocks included in the Nasdaq Stock Market index and (b) the cumulative total stockholder return on stocks included in the Nasdaq Bank index, as prepared for Nasdaq by the Center for Research in Securities Prices ("CRSP") at the University of Chicago. All three investment comparisons assume the investment of $100 as of the close of January 5, 1996 (the closing date of initial issuance of the Common Stock). All of these cumulative total returns are computed assuming the reinvestment of dividends. In the graph below, the periods compared were January 5, 1996 and the Company's fiscal years ending of December 31, 1996, 1997 and 1998.

         There can be no assurance that the Company's future stock performance will be the same or similar to the historical stock performance shown in the graph below. The Company neither makes nor endorses any predictions as to stock performance.


[GRAPHIC OMITTED]

==========================================================================
                                 1/5/96    12/31/96   12/31/97   12/31/98
--------------------------------------------------------------------------
CRSP Nasdaq U.S. Index             $100      $126        $161       $227
--------------------------------------------------------------------------
CRSP Nasdaq Bank Index             $100      $134        $224       $222
--------------------------------------------------------------------------
Little Falls Bancorp, Inc.         $100      $113        $184       $181
==========================================================================

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

(a)      Security Ownership of Certain Beneficial Owners.

         Persons and groups owning in excess of 5% of the Common Stock are required to file certain reports regarding such ownership pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"). The following table sets forth, as of the March 22, 1999, persons or groups who own more than 5% of the Common Stock and the ownership of all executive officers and directors of the Company as a group. The information provided is based upon documents supplied to the Company by the persons providing such information pursuant to the 1934 Act. The Company does not verify this information. Other than as noted below, management knows of no person or group that owns more than 5% of the outstanding shares of Common Stock at the Voting Record Date.


                                                            Percent of Shares of
Name and Address                    Amount and Nature of       Common Stock
of Beneficial Owner                 Beneficial Ownership        Outstanding
-------------------                 --------------------        -----------

First Manhattan Co.
437 Madison Avenue
New York, NY  10022                         198,000(1)             7.99%

Wellington Management Co. LLP
75 State Street
Boston, MA  02109                           126,100(2)             5.09%

Little Falls Bank
Employee Stock Ownership Plan
86 Main Street
Little Falls, NJ  07424                     241,979(3)             9.77%

John Hancock Advisors, Inc.
Post Office Box 111
Boston, MA  02117                           225,000(4)             9.49%

-------------------------------

(1)      Information  provided is based on a Schedule  13G/A dated  February 11,
         1999.
(2) Information provided is based on a Schedule 13G/A dated February 8, 1999 filed by Wellington Management Co. LLP.
(3) The ESOP purchased such shares for the exclusive benefit of plan participants with funds borrowed from the Company. These shares are held in a suspense account and will be allocated among ESOP participants annually on the basis of compensation as the ESOP debt is repaid. The Board of Directors has appointed a committee consisting of John P. Pullara, Leonard G. Romaine and Della Talerico to serve as the ESOP administrative committee ("ESOP Committee") and Directors Barton, Parker and Seugling to serve as the ESOP trustees ("ESOP Trustees"). The ESOP Committee or the Board instructs the ESOP Trustees regarding investment of ESOP plan assets. The ESOP Trustees must vote all shares allocated to participant accounts under the ESOP as directed by participants. Unallocated shares and shares for which no timely voting direction is received will be voted by the ESOP Trustees as directed by the ESOP Committee. As of March 11, 1999, 33,927 shares had been allocated under the ESOP to participant accounts.
(4) Information provided is based on a Schedule 13G/A dated January 13, 1999. JHA has direct beneficial ownership of 225,000 shares of common stock. Through separate Advisory Agreements, JHA has sole power to vote 120,000 shares for the John Hancock Regional Fund and 105,000 shares for the John Hancock and Thrift Opportunity Fund.

(b)      Security Ownership of Management.

         Included under Item 10 of this report.

(c)      Changes in Control.

         On January 26, 1999, the Registrant entered into a definitive merger agreement that will result in the acquisition of the Registrant by HUBCO, Inc. This acquisition is expected to occur during the third fiscal quarters of the Registrant's 1999 fiscal year. The Registrant has executed a stock option agreement with HUBCO, Inc. that provides HUBCO, Inc. with options that may be exercised for approximately 19.9% of the common stock of the Registrant at an exercise price of $19.25 per share in the event the planned acquisition does not occur. The planned acquisition is subject to numerous conditions.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         No directors, executive officers, or immediate family members of such individuals were engaged in transactions with the Bank or any subsidiary involving more than $60,000 during the year ended December 31, 1998. Furthermore, the Bank had no "interlocking" relationships existing during the year ended December 31, 1998 in which (i) any executive officer is a member of the Board of Directors/Trustees of another entity, one of whose executive officers is a member of the Bank's Board of Directors, or where (ii) any executive officer is a member of the compensation committee of another entity, one of whose executive officers is a member of the Bank's Board of Directors.

         The Bank, like many financial institutions, has followed a policy of granting various types of loans to officers, directors, and employees. All loans to executive officers and directors of the Bank have been made in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with the Bank's other customers, and do not involve more than the normal risk of collectibility nor present other unfavorable features. Recent legislation permits savings institutions to make loans to executive officers, trustees and principal shareholders ("insiders") on preferential terms, provided the extension of credit is made pursuant to a benefit or compensation program of the Bank that is widely available to employees of the Bank or its affiliates and does not give preference to any insider over other employees of the Bank or affiliate. All loans by the Bank to its directors and executive officers are subject to OTS regulations restricting loans and other transactions with affiliated persons of the Bank. Loans to executive officers and directors of the Bank, the Company and their affiliates amounted to approximately $684,000 or 2.19% of the Bank's retained earnings at December 31, 1998.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)      The following documents are filed as a part of this report:

         (1) Financial Statements of the Company are incorporated by reference to the following indicated pages of the Annual Report.

                                                                           PAGE
                                                                           ----

Independent Auditors' Report.........................................        18
Consolidated Statements of Financial Condition as of
  December 31, 1998 and 1997.........................................        19
Consolidated Statements of Income for the Years Ended
  December 31, 1998, 1997 and 1996...................................        20
Consolidated Statements of Comprehensive Income
  for the Years Ended December 31, 1998, 1997 and 1996...............        21
Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 1998, 1997 and 1996...............     22-23
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996...................................     24-25
Notes to Consolidated Financial Statements...........................     26-58


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

          2.0   Branch Sale Agreement**
          3.1   Articles of Incorporation of Little Falls Bancorp, Inc.*
          3.2   Bylaws of Little Falls Bancorp, Inc.*
          4.0   Form of Stock Certificate of Little Falls Bancorp, Inc.*
         10.1   Employment Agreement between the Bank and John P. Pullara**
         10.2   Employment Agreement between the Bank and Leonard G. Romaine**
         10.4   Form of Employment Agreement with Eight Employees of the Bank***
         10.6   1996 Management Stock Bonus Plan***
         10.7   1996 Stock Option Plan***
         10.8   1997 Directors Stock Compensation Plan
         10.9   1998 Directors Stock Compensation Plan
         10.10  Directors Retirement and Consultation Plan
         13.0   1998 Annual Report to Stockholders
         21.0 Subsidiary of the Registrant (See Item 1 - Business-Subsidiary Activities)
         23.0   Consent of Accountants
         27.0   Financial Data Schedule****

                (b)   Reports on Form 8-K.

                On November 12, 1998 the Registrant filed a Current Report on Form 8-K (Items 5 and 7), announcing the termination of the Agreement of Merger between the Registrant and Skylands Community Bank.

------------------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed with the Securities and Exchange Commission on September 25, 1995 (Registration No. 33-97316).

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

                                       LITTLE FALLS BANCORP, INC.

Dated:  __________ ___, 1999           By:  /s/ Leonard G. Romaine
                                            ------------------------------------
                                            Leonard G. Romaine
                                            President and Director
                                            (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:   /s/ Albert J. Weite                By:  /s/ Richard A. Capone
      ---------------------------------       ----------------------------------
      Albert J. Weite                         Richard A. Capone
      Chairman of the Board                   Chief Financial Officer
      and Director                            (Principal Financial and
                                               Accounting Officer)
Date: March 19, 1999                     Date: March 19, 1999


By:   /s/ Edward J. Seugling             By:
      ---------------------------------       ----------------------------------
      Edward J. Seugling                      John P. Pullara
      Vice Chairman of the Board              Director
      and Director

Date: March 19, 1999                     Date: __________ ___, 1999


By:   /s/ George Kuiken                  By:   /s/ Norman A. Parker
      ---------------------------------        ---------------------------------
      George Kuiken                            Norman A. Parker
      Director                                 Director

Date: March 19, 1999                     Date: March 19, 1999


By:   ---------------------------------
      Raoul G. Barton
      Director

Date: __________ ___, 1999