Form 10-K/A
period 1998-12-31
LITTLE FALLS BANCORP INC
filed 1999-03-24
CIK 1001427

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________

                                   FORM 10-K/A

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
                               =======    ======     =======    ======    =======    ======    ======    ======   =======   ======


Loan Maturity Tables

         The following table sets forth the contractual maturity of the Bank's loan portfolio at December 31, 1998. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $23.7 million for the year ended December 31, 1998. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities rather than the period in which interest rates are next scheduled to adjust.


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

                                       LITTLE FALLS BANCORP, INC.

Dated:  March 19, 1999                 By:  /s/ Leonard G. Romaine
                                            ------------------------------------
                                            Leonard G. Romaine
                                            President and Director
                                            (Duly Authorized Representative)

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