Form 10-K/A
period 1998-12-31
LITTLE FALLS BANCORP INC
filed 1999-03-29
CIK 1001427

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

PART I

         Little Falls Bancorp, Inc. (the "Company") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K, Form 10-K/A's and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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



                                                                            At December 31,
                               -----------------------------------------------------------------------------------------------------
                                     1998                  1997                  1996               1995                1994
                               ------------------   -------------------   -------------------  -----------------  ------------------
                                         Percent               Percent               Percent            Percent             Percent
                               Amount    of Total    Amount    of Total   Amount     of Total  Amount   of Total  Amount    of Total
                               ------    --------    ------    --------   ------     --------  ------   --------  ------    --------
                                                                       (Dollars in Thousands)
Type of Loans:
One- to four-family.........  $117,232     78.65%   $118,254     80.42%  $108,367     92.53%  $88,828     92.31%  $87,851    92.71%
Multi-family and commercial
  real estate...............    17,436     11.69      17,362     11.81      3,659      3.13     4,639      4.82     4,463     4.71
Residential construction....        --                   350      0.24        525      0.45     1,098      1.14       521     0.55
Consumer:
Savings account.............       752      0.50         807      0.55        889      0.76       824      0.86       866      .91
Second mortgages............    14,811      9.94      11,630      7.91      5,028      4.29     2,540      2.64     2,694     2.84
Other.......................        15      0.01          12      0.01         25      0.02        42      0.04        52      .05
                               -------    ------     -------    ------    -------    ------     -----      ----   -------   ------
Total loans  receivable
  (gross)...................   150,246    100.79     148,415    100.94    118,493    101.18    97,971    101.81    96,447   101.77
Less:
  Loans in process..........        --        --         233      0.16        150     (0.13)      450     (0.47)      186     (.18)
  Deferred loan origination
   fees and costs...........      (145)     0.10         (19)    (0.01)       138     (0.12)      333     (0.35)      338     (.36)
  Allowance for loan losses.     1,329     (0.89)      1,168      0.79      1,090     (0.93)      958     (0.99)    1,169    (1.23)
                               -------    ------     -------    ------   --------    ------    ------    ------   -------   ------
Total loans, net............  $149,062    100.00%   $147,033    100.00%  $117,115    100.00%  $96,230    100.00%  $94,754   100.00%
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


                                                          Multi-Family
                                                              and
                                     One- to Four-         Commercial      Residential
                                        Family            Real Estate      Construction     Consumer            Total
                                     -------------        ------------     ------------     --------            -----

                                                                      (In Thousands)
Amounts Due:
Within 1 year..................          $     54          $   250          $      --      $    741           $  1,045

  1 to 5 years.................             2,432              495                 --         1,049              3,976
  5 to 10 years................             5,127              200                 --         2,849              8,176
  Over 10 years................           109,619           16,491                 --        10,939            137,049
                                          -------           ------                           ------            -------
Total amount due...............          $117,232          $17,436                          $15,578           $150,246
Less:
Allowance for loan and
  lease loss...................               956              274                 --            99              1,329

Loans in process...............                --               --                 --            --                 --
Deferred loan fees (costs).....              (123)              --                 --           (22)              (145)
                                          -------          -------           --------        ------            -------
 Loans receivable, net.........          $116,399         $ 17,162          $      --       $15,501           $149,062
                                          =======          =======           ========        ======            =======


         The following table sets forth the dollar amount at December 31, 1998 of all loans due after December 31, 1999, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                        Floating or
                                         Fixed Rates  Adjustable Rates   Total
                                         -----------  ----------------   -----
                                                      (In Thousands)

One- to four-family................       $45,201       $71,977       $117,178
Multi-family and
  commercial real estate...........         1,600        15,586         17,186
Consumer...........................        12,265         2,572         14,837
                                           ------        ------        -------
  Total............................       $59,066       $90,135       $149,201
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


                                                                                     At December 31,
                                                                                    -----------------
                                                         1998             1997            1996           1995            1994
                                                         ----             ----            ----           ----            ----
                                                                           (Dollars in Thousands)
Non-performing loans:
   Nonaccrual loans:
   One- to four-family residential...........           $1,003          $1,036          $  989         $1,059          $4,182

   Multi-family and commercial real estate...               --             248             860            860              --
   Consumer loans............................               --              --              52             23              20
                                                         -----           -----           -----          -----           -----
Total nonaccrual loans.......................            1,003           1,284           1,901          1,942           4,202
   Accruing one- to four-family residential..               --              --              --            505              --
                                                         -----           -----           -----          -----           -----
Total non-performing loans...................            1,003           1,284           1,901          2,447           4,202
                                                         -----           -----           -----          -----           -----

Real estate owned............................              297             604             857          1,501           1,765
                                                         -----           -----           -----          -----           -----
Total non-performing assets                             $1,300          $1,888          $2,758         $3,948          $5,967
                                                         =====           =====           =====          =====           =====

Total non-performing loans to net loans.....               .67%            .87%           1.62%          2.54%           4.43%
                                                         =====           =====           =====          =====           =====
Total non-performing loans to total assets...              .29%            .39%            .63%           .79%           2.17%
                                                         =====           =====           =====          =====           =====
Total non-performing assets to total assets..              .37%            .57%            .91%          1.27%           3.09%
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

                                                                           At December 31,
                                              ------------------------------------------------------------------------
                                                1998            1997               1996            1995         1994
                                                ----            ----               ----            ----         ----
                                                                        (Dollars in Thousands)
Total loans outstanding...............        $150,246        $148,415           $118,493        $97,971      $96,447
                                               =======         =======            =======         ======       ======


Allowance balances (at beginning
 of period)...........................        $  1,168        $  1,090           $    958        $ 1,169      $   818

Provision:
  One- to four-family.................              79             168                136             87          340
  Multi-family and commercial
    real estate(1)....................              39              35                 38             35           13
  Consumer............................              43              37                  9              9            3
                                               -------         -------            -------          -----       ------
Total provision for loan losses.......             161             240                183            131          356
                                               -------         -------            -------          -----       ------
Charge-offs net of recoveries:
  One- to four-family.................              --             154                 51            342            5
  Multi-family and commercial
    real estate.......................              --              --                 --             --           --
Consumer..............................              --               8                 --             --           --
                                               -------         -------            -------         ------       ------
Total charge-offs.....................              --             162                 51            342            5
                                               -------         -------            -------         ------       ------
Allowance balance (at end of
  period).............................        $  1,329        $  1,168           $  1,090        $   958      $ 1,169
                                               =======         =======            =======         ======       ======

Allowance for loan losses as
  a percent of total loans
  outstanding.........................            0.88%           0.79%              0.92%          0.98%        1.21%
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


                                                                          At December 31,
                                -------------------------------------------------------------------------------------------------
                                       1998               1997               1996               1995                1994
                                -------------------  -----------------  -----------------  -----------------   ------------------
                                          Percent            Percent            Percent            Percent              Percent
                                          of Loans           of Loans           of Loans           of Loans             of Loans
                                          to Loan            to Loan            to Loan            to Loan              to Loan
                                 Amount   Portfolio  Amount  Portfolio  Amount  Portfolio  Amount  Portfolio   Amount   Portfolio
                                 ------   ---------  ------  ---------  ------  ---------  ------  ---------   ------   ---------
                                                                     (Dollars in Thousands)
At end of period allocated to:
One-to four-family..........    $  956      78.03%   $  877   79.68%    $ 863      91.66%   $778     92.31%    $1,033      92.71%
Multi-family and
  commercial real
   estate(1)................       274      11.60       235   11.93       200       3.27     162      4.82        127       4.71
Consumer ...................        99      10.37        56    8.39        27       5.07      18      3.54          9       3.80
                                 -----     ------     -----  ------     -----     ------     ---    ------      -----     ------
Total allowance.............    $1,329     100.00%   $1,168  100.00%   $1,090     100.00%   $958    100.00%    $1,169     100.00%
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

         At December 31, 1998, the Bank's investment securities portfolio primarily consisted primarily of short and medium term agency securities, corporate bonds, trust preferred securities and preferred stock. In addition, at December 31, 1998, the Bank had federal funds sold of $23.0 million, resale agreements of $4.0 million and FHLB stock of $3.8 million.

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

                                                    At December 31,
                                   ---------------------------------------------
                                     1998(1)             1997           1996
                                   ----------         -----------    -----------
                                                    (In Thousands)

Investment Securities:
 U.S. Government
   securities.................      $     --             $    --        $ 6,006

 U.S. Agency securities.......        53,419              57,988         45,022
 Corporate bonds..............         1,990                  --             --
 Trust preferred securities...        11,496                  --             --
 Preferred stock..............        13,095                  --             --
 Other securities.............            --                  --            342
                                     -------              ------         ------
   Total investment
     securities...............        80,000              57,988         51,370
Federal funds sold............        23,000               3,500          5,000
Resale agreements.............         4,000                  --             --
FHLB Stock....................         3,768               2,518          2,076
                                     -------              ------         ------
   Total investment
     securities, federal
     funds sold and FHLB
      stock...................      $110,768             $64,006        $58,446
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
                                       ======         =======         =======


---------------------
(2) Includes held to maturity and available for sale (available for sale issues are reflected net of unrealized losses of approximately $17,000 and $111,000 for 1998 and 1997, respectively).

         Investment and Mortgage-backed Securities' Portfolios Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment and mortgage-backed securities portfolios at December 31, 1998.



                                                                                                           Total Investment and
                                         One Year or Less    One to Five Years   More Than Five Years    Mortgage-backed Securities
                                        ------------------  -------------------  --------------------  -----------------------------
                                                  Weighted             Weighted              Weighted            Weighted  Estimated
                                        Carrying  Average   Carrying   Average    Carrying   Average   Carrying  Average     Fair
                                         Value     Yield     Value      Yield      Value      Yield     Value     Yield      Value
                                        --------  --------  --------   --------   --------   --------  --------  --------  ---------
                                                                            (Dollars in Thousands)
U.S. Agency securities(1)..........     $   --        --%    $ 2,000     6.74%    $51,419     6.20%     $53,419    6.22%    $53,199
Corporate Bonds(1).................         --        --%         --       --       1,990     7.00        1,990    7.00       1,990
Trust preferred securities(1)......                                                11,496     6.60       11,496    6.60      11,496
Preferred stock(1).................     $                      8,910     5.00       4,185     6.26       13,095    5.40      13,095
                                         -----      ----      ------     ----      ------     ----       ------    ----      ------
   Total investment securities(1)..     $   --        --%    $10,910     5.32%    $69,090     6.29%     $80,000    6.16%    $79,780
                                         =====      ====      ======     ====      ======     ====       ======    ====      ======

GNMA...............................     $   --        --%    $   155     8.25%    $17,488     7.04%     $17,643    7.05%    $17,498
FNMA(1)............................        119      7.00       1,248     7.00      36,052     6.55       37,419    6.57      37,427
FHLMC(1)...........................      1,523      5.92       3,412     6.79      15,347     6.70       20,283    6.65      20,354
                                         -----      ----      ------     ----      ------     ----       ------    ----      ------
   Total mortgage-backed                $1,642      6.00%    $ 4,815     6.89%    $68,887     6.71%     $75,345    6.70%    $75,279
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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. As of December 31, 1998, the Bank had $3.8 million in FHLB stock, which was in compliance with this requirement. For the fiscal year ended December 31, 1998, dividends paid by the FHLB of New York to the Bank totaled $256,000.

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

         The ESOP be funded by contributions made by the Bank in cash or the Common Stock. Benefits may be paid either in shares of the Common Stock or in cash. The ESOP borrowed funds with which to acquire 243,340 shares of the Common Stock issued in the Conversion, representing 8.0% of the Common Stock then outstanding. The loan is secured by the shares purchased and earnings of ESOP assets. Shares purchased with such loan proceeds will be held in a suspense account for allocation among participants as the loan is repaid. This loan is expected to be fully repaid in approximately 15 years. For the 1998 fiscal year, the Bank recognized an expense of $306,000 regarding the ESOP.

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

         The Pension Plan provides for monthly payments to each participating employee at normal retirement age. The annual allowance payable under the Pension Plan is equal to 25% of an employee's average monthly salary, up to $650, plus 40% of average monthly salary in excess of $650, reduced for less than 25 years of service, plus 1/4 of 1% of average monthly salary times years of service. If benefits are paid prior to age 65, the benefit specified will be reduced by 1/15 for each of the first five years and 1/30 for each of the next five years and reduced actuarially for each additional year by which the starting date of such benefit precedes age 65. There is a minimum monthly benefit equal to 2% of monthly salary, times years of service up to 10 years. The Pension Plan also provides for payments in the event of disability or death. At December 31, 1998, Mr. Romaine had 29 years of credited service under the Pension Plan. The Bank had a pension expense of $216,000 for the fiscal year 1998. At December 31, 1998, the Pension Plan had projected benefit obligations greater than plan assets of approximately $1.2 million.

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