Form 10-Q
period 1999-03-31
LITTLE FALLS BANCORP INC
filed 1999-05-17
CIK 1001427

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                        March 31, 1999
                               ------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

                         Commission file number   0-27010
                                                -----------

                           LITTLE FALLS BANCORP, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New Jersey                                      22-3402073
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. employer identification
incorporation or organization)                     no.)

86 Main Street, Little Falls, New Jersey                               07424
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code    (973) 256-6100
                                                   -------------------
                                       N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year,if changed since last report.

     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date May 11, 1999.

     Class                                                       Outstanding
---------------------------                                 -------------------
$.10 par value common stock                                   2,470,551 shares

                           LITTLE FALLS BANCORP, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX

                                                                      Page
                                                                     Number

PART I - CONSOLIDATED FINANCIAL INFORMATION OF LITTLE FALLS
             BANCORP, INC.

Item 1.  Financial Statements and Notes Thereto...........................1
Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................6
Item 3. Quantitative and Qualitative Disclosure about Market Risk........12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................14
Item 2.  Changes in Securities...........................................14
Item 3.  Defaults upon Senior Securities.................................14
Item 4.  Submission of Matters to a Vote of Security Holders.............14
Item 5.  Other Materially Important Events...............................14
Item 6.  Exhibits and Reports on Form 8-K................................14

SIGNATURES

                           LITTLE FALLS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                         March 31,             December 31,
                                                                            1999                   1998*
                                                                         ----------            -----------
ASSETS
Cash and due from banks............................................... $  6,300,396          $  $5,780,361
Interest-bearing deposits in other banks..............................      544,819                612,931
Federal funds sold....................................................   17,750,000             27,000,000
                                                                         ----------             ----------
     Total cash and cash equivalents..................................   24,595,215             33,393,292
Investment securities held-to-maturity net (estimated fair
  values $39,950,000 and $40,358,000).................................   40,575,467             40,577,457
Investment securities available for sale..............................   39,422,860             39,422,602
Mortgage-backed securities available for sale.........................   26,568,159             13,971,394
Mortgage-backed securities held to maturity, net
  (estimated fair values 54,153,000 and $61,307,000)..................   54,061,103             61,373,296
Loans receivable......................................................  153,211,923            149,061,512
Premises and equipment................................................    2,556,300              2,601,679
Investment in real estate.............................................       81,281                 81,281
Foreclosed real estate................................................      297,000                297,000
Interest receivable...................................................    2,256,975              1,961,170
Federal Home Loan Bank of New York stock, at cost.....................    3,767,600              3,767,600
Excess of cost over assets acquired...................................    2,405,246              2,495,443
Other assets..........................................................    1,503,717              1,613,221
                                                                        -----------            -----------
      TOTAL ASSETS.................................................... $351,302,846          $ 350,616,947
                                                                        ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits............................................................ $244,228,867          $ 243,048,053
  Borrowed money......................................................   68,000,000             68,500,000
  Accounts payable and other liabilities..............................    1,682,862              1,623,438
                                                                        -----------            -----------
      Total liabilities...............................................  313,911,729            313,171,491
                                                                        -----------            -----------
Stockholders' Equity:
  Preferred stock; 5,000,000 authorized shares; none outstanding......           --                     --
  Common stock, par value $.10; 10,000,000
     authorized shares; shares issued 3,041,750;
     shares outstanding 2,470,551 and 2,477,525.......................      304,175                304,175
  Additional paid-in-capital..........................................   29,243,852             29,204,431
  Retained earnings - substantially restricted........................   19,671,241             19,517,521
  Common Stock acquired by ESOP.......................................   (1,896,185)            (1,936,741)
  Unearned restricted MSBP stock, at cost.............................     (912,238)              (855,791)
  Treasury stock, at cost; 571,199 and 564,225 shares.................   (8,329,916)            (8,191,308)
  Unrealized loss on securities available for sale....................     (411,239)              (318,258)
  Minimum pension liability net of deferred taxes.....................     (278,573)              (278,573)
                                                                         -----------           -----------
      Total stockholders' equity......................................   37,391,117             37,445,456
                                                                         ----------            -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................... $351,302,846          $ 350,616,947
                                                                        ===========            ===========

---------------------
* The consolidated statement of financial condition at December 31, 1998 has been taken from the audited statement of financial condition at that date.

See notes to unaudited consolidated financial statements.

                           LITTLE FALLS BANCORP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                             For the Three Months
                                                                                                Ended March 31,
                                                                                         1999                   1998
                                                                                      ----------             ---------
Interest income:
  Loans receivable........................................................           $ 2,825,801           $ 2,789,542
  Mortgage backed securities..............................................             1,166,855             1,619,400
  Investment securities and other interest earning assets.................             1,618,441             1,198,830
                                                                                      ----------             ---------
      Total interest income...............................................             5,611,097             5,607,772
                                                                                      ----------             ---------
Interest expense:
  Deposits................................................................             2,661,590             2,599,740
  Borrowings..............................................................               887,181               918,442
                                                                                      ----------             ---------
Total interest expense....................................................             3,548,771             3,518,182
                                                                                      ----------             ---------
Net interest income before provision for loan losses......................             2,062,326             2,089,590
Provision for loan losses.................................................                    --                60,000
                                                                                      ----------             ---------
     Net interest income after provision for loan losses..................             2,062,326             2,029,590
                                                                                      ----------             ---------
Non-interest income:
Total non-interest income.................................................                87,637                62,519
                                                                                      ----------             ---------
Non-interest expense:
  Compensation and employee benefits......................................               669,783               724,221
  Occupancy, net..........................................................                68,904                94,541
  Equipment...............................................................               130,895               101,260
  Deposit insurance premiums..............................................                29,738                30,057
  Loss on foreclosed real estate..........................................                 1,636                 6,876
  Amortization of deposit premium.........................................                90,197                90,197
  Miscellaneous expense...................................................               664,338               339,708
                                                                                       ---------             ---------
     Total non-interest expense...........................................             1,655,491             1,386,860
                                                                                       ---------             ---------
     Income before provision for income taxes.............................               494,472               705,249
Provision for income taxes................................................               192,100               246,700
                                                                                       ---------             ---------
      Net income..........................................................               302,372               458,549
Other comprehensive income - unrealized holding gains (losses) on securities
  available for sale, net of income taxes of $(52,257) and $19,547........               (92,981)               34,778
                                                                                        --------             ---------
      Comprehensive income................................................           $   209,391           $   493,327
                                                                                        ========             =========
Weighted average number of common shares outstanding:
                           basic                                                       2,206,672             2,259,761
                                                                                       =========            ==========
                           diluted                                                     2,320,797             2,378,608
                                                                                       =========            ==========
  Earnings per share:
                           basic                                                          $ 0.14               $  0.20
                                                                                           =====                ======
                           diluted                                                        $ 0.13               $  0.19
                                                                                           =====                ======

See notes to unaudited consolidated financial statements.

                           LITTLE FALLS BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          For the Three Months
                                                                                             Ended March 31,
                                                                                       ------------------------
                                                                                           1999          1998
                                                                                       ----------     ----------
Cash flows from operating activities:
  Net income..............................................................           $    302,372   $    458,549
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation..........................................................                 52,268         32,004
    Provision for loan losses.............................................                     --         60,000
    Amortization of intangibles...........................................                 90,197         90,197
    Amortization of deferred fees, premiums and discounts, net............                117,996         54,867
    Amortization of unearned ESOP shares..................................                 79,977         78,194
    Amortization of MSBP cost.............................................                120,453         75,783
    Decrease in other assets..............................................                161,762         96,551
    Increase in interest receivable, net..................................               (295,805)      (538,184)
    Increase in interest payable..........................................                  2,019        126,718
    Increase (decrease) in accounts payable and other liabilities.........                 44,032        (72,175)
                                                                                       ----------     ----------
      Net cash provided by operating activities...........................                675,271        462,504
                                                                                       ----------     ----------
Cash flows from investing activities:
    Principal collections on mortgage-backed securities available for sale              2,214,570      1,982,192
    Principal collections on mortgage-backed securities held to maturity..              7,217,519      6,668,594
    Net increase in loans receivable......................................             (4,147,325)    (1,448,269)
    Matured or called investments held to maturity........................                     --      7,000,000
    Purchase of investments available for sale ...........................                     --    (15,207,277)
    Purchase of investments held to maturity..............................                     --     (7,694,185)
    Purchases of premises and equipment...................................                 (6,889)       (30,335)
    Purchase of mortgage-backed securities available for sale.............            (14,981,250)            --
    Purchases of Federal Home Loan Bank of New York stock.................                     --     (1,250,000)
                                                                                      -----------     ----------
     Net cash (used in) investing activities..............................             (9,703,375)    (9,979,280)
                                                                                      -----------     ----------
 Cash flows from financing activities:
   Net increase in deposits...............................................              1,194,188      3,750,957
   Treasury stock acquired................................................               (138,608)    (2,559,022)
   Increase (decrease)  in borrowed money.................................               (500,000)    25,157,500
   Cash dividends paid....................................................               (148,653)      (130,396)
     Cost of MSBP shares purchased........................................               (176,900)            --
                                                                                      -----------     ----------
     Net cash provided by financing activities............................                230,027     26,219,039
                                                                                      -----------     ----------
     Increase (decrease) in cash and cash equivalents.....................             (8,798,077)    16,102,263
Cash and cash equivalents:
  Beginning of period.....................................................             33,393,292      6,788,231
                                                                                      -----------     ----------
  End of period...........................................................           $ 24,595,215   $ 23,490,494
                                                                                      ===========     ==========
Supplemental disclosures:
Cash paid during the year for:
  Interest................................................................           $  3,546,752    $ 3,391,464
                                                                                      ===========      =========
  Income Taxes............................................................                     --             --
                                                                                      ===========     ==========
Unrealized gain on securities available for sale, net of
  income taxes........................................................               $     92,981    $    34,778
                                                                                      ===========     ==========

  See notes to unaudited consolidated financial statements.

                           LITTLE FALLS BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of and for the three month periods ended March 31, 1999 and 1998 include the accounts of Little Falls Bancorp, Inc. (the "Company") and its subsidiary, Little Falls Bank (the "Bank"). The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the periods ended March 31, 1999 and 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

         These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

NOTE 3 - EARNINGS PER SHARE

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

          Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 125) and SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 (SFAS No. 127) in June and December 1996, respectively. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. It requires entities to recognize servicing assets and liabilities for all contracts to service financial assets, unless the assets are securitized and all servicing is retained. The servicing assets will be measured initially at fair value, and will be amortized over the estimated useful lives of the servicing assets. In addition, the impairment of servicing assets will be recognized through a valuation allowance. SFAS No. 125 also addresses the accounting and reporting standards for securities lending, dollar- rolls, repurchase agreements and similar transactions. The Company has prospectively adopted

     SFAS No. 125 on January 1, 1997. However, in accordance with SFAS No. 127, the Company deferred adoption of the standard as it relates to securities lending, dollar-rolls, repurchase agreements and similar transactions until January 1, 1998. The adoption of SFAS No. 125 did not have a material impact on its consolidated financial statements.

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

NOTE 5 - PENDING MERGER

     On January 26, 1999, the Company signed a definitive merger agreement under which Hudson United Bancorp (formerly HUBCO, Inc.) ("HUBC") will acquire the Company in a combination stock and cash transaction. Under the terms of the agreement, Company shareholders will receive either 0.6408 shares of HUBC common stock or $20.64 in cash or a combination of shares of HUBC common stock and cash. The shares of HUBC common stock offered in this transaction will be in an amount equal to approximately 51% of the outstanding shares of the Company multiplied by the exchange ratio. The remaining 49% of the outstanding shares will be purchased for cash at the fixed per share price of $20.64.

     In connection with the execution of the merger agreement, the Company has issued an option to HUBC, which would enable HUBC to purchase up to 493,000 shares of Company common stock under certain circumstances. As part of the transaction, the Bank will be merged into Hudson United Bank.

     On April 27, 1999, the Company's shareholders approved the proposed merger. It is anticipated that the merger will be effective at 4:00 p.m. (Eastern Standard Time) on Thursday, May 20, 1999 and that listing of the Company's common stock on Nasdaq will cease prior to the opening of the market on Friday, May 21, 1999.

                           LITTLE FALLS BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

General

         The largest components of the Company's net income are net interest income, which is the difference between interest income and interest expense, and noninterest income derived primarily from fees. Consequently, the Company's earnings are dependent on its ability to originate loans, net interest income, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's net income is also affected by its provision for loan losses and foreclosed real estate as well as the amount of non-interest expenses, such as compensation and benefit expense, occupancy and equipment expense and deposit insurance premium expenses. Earnings of the Company also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

Comparison of Financial Condition

         The Company's total assets increased by $686,000 to $351.3 million at March 31, 1999 from $350.6 million at December 31, 1998. Total loans receivable increased by $4.2 million due to loan originations of $11.2 million, offset somewhat by loan repayments. Investment securities remained relatively stable. Mortgage-backed securities held to maturity decreased by $7.3 million due to repayments of principal. Mortgage-backed securities available for sale increased $12.6 million due to purchases of $15.0 million offset somewhat by repayments. Total cash and cash equivalents decreased by $8.8 million due in part to the above noted purchases.

         Total  deposits  and  borrowed  funds   remained   relatively   stable,
increasing $1.2 million and decreasing $500,000, respectively.

         Total stockholders' equity decreased by $54,000 primarily due to cash dividends paid of $149,000 and the purchase of 6,974 shares of the Company's common stock at a cumulative price of $139,000, offset somewhat by earnings for the quarter.

Non-performing Assets

         The following table sets forth information regarding non-performing loans and real estate owned.



                                     At                At              At
                                  March 31,       December 31,      March 31,
                                  ---------       ------------      ---------
                                    1999             1998            1998
                                    ----             ----            ----
                                               (In thousands)
Total non-performing loans...... $   933           $1,003        $    955
Real estate owned...............     297              297             585
                                   -----            -----          ------
Total non-performing assets..... $ 1,230           $1,300        $  1,540
                                   =====            =====          ======
Total non-performing loans to
  net loans.....................    0.61%            0.67%           0.64%
                                    ====             ====          ======
Total non-performing loans to
  total assets..................    0.27%            0.29%           0.27%
                                    ====             ====          ======
Total non-performing assets to
  total assets..................    0.35%            0.37%           0.43%
                                    ====             ====          ======

Comparison of Earnings for the Three Months Ended March 31, 1998 and 1997

         Net Income. Net income for the three months ended March 31, 1999 decreased $156,000 to $302,000 over the same period of 1998. The Company had previously reported net income of $402,000 for the quarter in an April 26, 1999 earnings release. See "-- Non-Interest Expense." The decrease in net income was due to an increase in miscellaneous expense of $325,000 offset somewhat by increases in net interest income after the provision for loan losses and non-interest income of $33,000 and $25,000, respectively, and decreases in compensation and employee benefits and income tax expense of $54,000 and $55,000, respectively.

         Total Interest Income. Interest income remained at $5.6 million for the quarter ended March 31, 1999 compared to the same quarter in 1998. The increase of $13.7 million in interest earning assets for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, was offset by a decrease of 29 basis points in the average rate earned between the two periods.

         Total Interest Expense. Interest expense increased by $31,000 or 0.87% for the quarter ended March 31, 1999 as compared to the same period of 1998. This increase was primarily due to the increase in the average balance of interest bearing liabilities of $17.1 million offset somewhat by a decrease in the average cost of funds of 23 basis points to 4.61% for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. The $17.1 million increase in the average balance of interest bearing liabilities was due to the average balance of deposits increasing by $12.4 million and the average balance of borrowed money increasing by $4.7 million. At March 31, 1999, the Bank had $68.0 million of borrowings with the FHLB. They consist of the following:

         (a) $25.0 million advance at a rate of 5.35%, with a final maturity of March 2011, callable by the Federal Home Loan Bank after March 2001.

         (b) $25.0 million advance maturing November 2003, with a rate of 4.93%. On November 19, 2001 and quarterly thereafter, the borrowing can be called with four days notice.

         (c) $9.0 million repurchase agreement with a rate of 5.82%, maturing December 1999 and is callable quarterly on interest payment dates. As of May 5, the borrowing was still in place.

         (d) $9.0 million, 30 day repurchase agreement with a rate of 4.89%. This borrowing came due on April 16, and was paid off.

     Net Interest Income. Net interest income decreased $27,000 or 1.30%, due to the reasons discussed in the two previous sections.

     Provisions for Loan Losses. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Bank's loan portfolio. Such evaluation, which includes a review of certain loans of which full collectibility of interest and principal may not be reasonably assured, considers the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions. The provision for loan losses was $0 and $60,000 in the quarters ended March 31, 1999 and 1998.

     While the Bank believes it has established an adequate allowance for loan losses, there can be no assurance that its regulators, in reviewing the Bank's loan portfolio, will not request the Bank to significantly increase its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings or that the Bank may not have to increase its level of loan loss allowance in the future.

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

         An analysis of the allowance for loan losses follows:


                                                   Three Months
                                                   Ended March 31,
                                              -----------------------
                                              1999               1998
                                              ----               ----
                                                  (In thousands)
Balance - beginning                          $1,329             $1,168
Provisions charged to operations.......           -                 60
Loans charged off, net of recoveries...           -                (19)
                                              -----              -----
Balance-ending.........................      $1,329             $1,209
                                              =====              =====

         Impaired loans and related amounts recorded in the allowance for loan losses at March 31, 1999 are summarized as follows (in thousands):


                                           At            At           At
                                          March 31,   December 31,  March 31,
                                           1999          1998         1998
                                          ------        ------       ------
         With recorded allowances.......  $  233        $   367     $   741

         Without recorded allowances....      --             --          --
                                           -----         ------      ------
      Total impaired loans..............     233            367         741
      Related allowance for loan losses.      35             55         111
                                           -----         ------      ------
      Net impaired loans................  $  195        $   312     $   630
                                           =====         ======      ======

     Non-interest Income. Non-interest income increased by $25,000 for the 1999 period primarily due to a $39,000 fee received for the prepayment of a multi-family mortgage loan.

     Non-interest Expense. Non-interest expense increased by $269,000 or 19.37%, for the three months ended March 31, 1999 as compared to the same period last year. The increase was primarily due to a $325,000 increase in miscellaneous expenses. This increase was due in most part to an increase of $160,000 in expenses connected with director's retirement and health plans due to acceleration of benefits related to the merger as well as an increase for the directors stock compensation plan of $17,000 and $100,000 of expenses connected with the upcoming merger with HUBC (such expense was not reported in the Company's earnings release for the quarter). In addition, approximately $50,000 was expensed as a result of a robbery at one of the branch offices during the quarter.

     Compensation and employee benefits decreased $54,000 to $670,000 for the three months ended March 31, 1999, from $724,000 for the three months ended March 31, 1998 . This decrease was due to a decrease of $67,000 in employee benefits.

     Income Tax Expense. Income tax expense decreased from $247,000 to $192,000, due to a decrease in pretax income of $211,000 as well as the Bank increasing investments in assets that are taxed at a reduced Federal tax rate. The 1999 pretax income includes $100,000 of expenses related to the HUBC merger which are not tax deductible.

Liquidity and Capital Resources

         On March 31, 1999, the Bank was in compliance with its three regulatory capital requirements as follows:

                                              Amount      Percent
                                              ------      -------

                                           (Dollars in thousands)
Tangible capital..................           $29,210       8.45%
Tangible capital requirement......             5,188       1.50%
                                               -----       ----
Excess over requirement...........           $24,022       6.95%
                                              ======       ====

Core capital......................           $29,210       8.45%
Core capital requirement..........            13,834       4.00%
                                              ------       ----
Excess over requirement...........           $15,376       4.45%
                                              ======       ====

Risk based capital................           $30,458      20.54%
Risk based capital requirement....            11,861       8.00%
                                              ------      -----
Excess over requirement...........           $18,597      12.54%
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

         The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary sources of funds are deposits and scheduled amortization and prepayment of loan and mortgage-backed principal. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank is currently able to fund its operations internally. Additionally, sources of funds include the ability to utilize Federal Home Loan Bank of New York advances and the ability to borrow against mortgage-backed and investment securities. As of March 31, 1999, the Bank had $68.0 million of borrowed funds. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

         The Bank anticipates that it will have sufficient funds available to meet its current commitments. As of March 31, 1999, the Bank had mortgage commitments to fund loans of $3.5 million. Also, at March 31, 1999, there were commitments on unused lines of credit relating to home equity loans of $4.6 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1999 totaled $126.2 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Bank. As a result, no adverse liquidity effects are expected.

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

Year 2000

The following discussion of the implications of the Year 2000 problem for the Company, contains numerous forward looking statements based on inherently uncertain information. The cost of the project and the date on which the Company plans to complete the internal Year 2000 modifications are based on management's assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these statements will be achieved and actual results could differ. Moreover, although management believes it will be able to make the necessary modifications in advance, there can be no guarantee that failure to modify the systems would not have a material adverse effect on the Company.

         During fiscal 1998, the Bank adopted a Year 2000 Compliance Plan (the "Plan") and established a Year 2000 Compliance Committee (the "Committee"). The objectives of the Plan and the Committee are to prepare the Bank for the millennium. As recommended by the Federal Financial Institutions Examination Council, the Plan encompasses the following phases: Awareness, Assessment, Renovation, Validation and Implementation. These phases will enable the Bank to identify risks, develop an action plan, perform adequate testing and complete certification that its processing systems will be Year 2000 ready. The Bank is currently in Phase 3, Renovation, (which includes code enhancements, program changes, hardware and software upgrades, system replacements and third party vendor monitoring) and Phase 4, Validation, (which includes testing of incremental changes to hardware and software, testing connections with third-party vendors and establishing controls to ensure timely completion of all hardware and software prior to final implementation). Prioritization of the most critical applications has been addressed, along with contract and service agreements. The primary operating software for the Bank is obtained and maintained by an external provider of software. The Bank has contacted all other material vendors and suppliers regarding their Year 2000 readiness. Each of these third parties has delivered written assurance to the Bank that they expect to be Year 2000 compliant prior to the Year 2000. Due to the announcement of the Company's potential acquisition by HUBC (See "Note 5 to Unaudited Consolidated Financial Statements"), the Renovation and Valuation phases targeted completion dates have been postponed. In the event the closing of the merger with HUBC does not occur as expected, new completion dates will be determined. The Implementation phase is to certify that systems are Year 2000 ready, along with assurances that any new systems are compliant on a going forward basis. The Implementation phase was previously targeted for completion by September 30, 1999.

         The Bank expects to incur consulting and other expenses related to testing and enhancements to prepare the systems for the Year 2000. The Bank does not anticipate that the related costs will be material this year. In total, the Bank estimates that its cost for compliance will amount to approximately $100,000 over the two year period from 1998 - 1999. As of March 31, 1999 approximately $65,000 of these costs have been incurred. No assurance can be given that the Year 2000 Compliance Plan will be completed successfully by the Year 2000, in which event the Bank could incur significant costs. If the External Provider is unable to resolve the potential problem in time, the Bank would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial statements of the Company.

         The Company does not separately track the internal costs incurred for the Year 2000 project because such costs are principally the related payroll costs.

         Successful and timely completion of the Year 2000 project is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the progress and results of the Bank's External Provider, testing plans, and all vendors, suppliers and customer readiness.

         Despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with the Company, such as public utilities, customers, vendors, payment systems providers and other financial institutions, makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have material adverse impact on the operations of the Company. Furthermore, any problems with the integration of the Company's system with HUBC's system upon completion of the merger, could have a material adverse impact on the operations of the Company.

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

Additional Key Operating Ratios

                                                            For the
                                                      Three Months Ended
                                                           March 31,
                                                   1999(1)           1998(1)
                                                   -------           -------
Diluted earnings per common share (2)...........   $ 0.13            $ 0.19
Return on average assets........................     0.34%             0.55%
Return on average equity........................     3.21%             4.81%
Interest rate spread............................     2.05%             2.11%
Net interest margin.............................     2.45%             2.59%
Noninterest expense to average assets...........     1.88%             1.66%
Net charge-offs to average outstanding
  loans.........................................       --              0.05%


                                   At March 31,    At December 31,
                                       1999              1998
                                      ------           ------
Tangible book value per share...      $14.16           $14.11

----------------
(1)  The ratios for the three month period are annualized where appropriate.
(2) The average number of shares and share equivalents outstanding during the three months ended March 31, 1999 and 1998 was 2,320,797 and 2,378,608, respectively.

Quantitative and Qualitative Disclosure About Market Risk

     There has been no material changes from the information regarding market risk disclosed under the heading "Risk Management" in the Company's Annual Report for the year ended December 31, 1998.

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

                    LITTLE FALLS BANCORP, INC. AND SUBSIDIARY

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS
                  Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 1999. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at March 31, 1999 that would have a material effect on the operations or income of the Company or the Bank, taken as a whole.

ITEM 2.           CHANGES IN SECURITIES
                  Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  Not   applicable.   See,   however,   "Note  5  to  "Unaudited
                  Consolidated Financial Statements" and Item 6(b).

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  Not applicable.

ITEM 5.           OTHER MATERIALLY IMPORTANT EVENTS
                  See Item 6(b).

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

          (a)     The following exhibits are filed as part of this report.
          2.1 Agreement and Plan of Merger among HUBC, Hudson United Bank, the Company and the Bank dated January 26, 1999.1
          2.2 Stock Option Agreement by and between HUBC and the Company dated January 26, 1999.1
          3.1     Articles of Incorporation of Little Falls Bancorp, Inc.2
          3.2     Bylaws of Little Falls Bancorp, Inc.2
          4.0     Form of Stock Certificate of Little Falls Bancorp, Inc.2
          10.1    Employment Agreement between the Bank and John P. Pullara3
          10.2    Employment Agreement between the Bank and Leonard G. Romaine3
          10.4    Form of Employment Agreement with Eight Employees of the Bank4
          10.6    1996 Management Stock Bonus Plan4
          10.7    1996 Stock Option Plan4
          10.8    1997 Directors Stock Compensation Plan5
          10.9    1998 Directors Stock Compensation Plan5
          10.10   Directors Retirement and Consultation Plan5
          11.0    Earnings Per Share Calculation
          27.0    Financial Data Schedule6

                  (b)     Reports on Form 8-K.

                  On January 27, 1999, the Registrant filed a Current Report on Form 8-K (Items 5 and 7), announcing the execution of the Agreement and Plan of Merger among the Registrant, the Bank, HUBC and Hudson United Bank.

                  On May 4, 1999, the Registrant filed a current report on Form 8-K (Items 5 and 7), announcing the results of its special meeting of stockholders and the fixing of the exchange ratio in the proposed merger with HUBC.


1. Incorporated by reference into this document from the Exhibits to Registrant's Current Report on Form 8-K dated January 27, 1999.

2. Incorporated by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed with the Securities and Exchange Commission on September 25, 1995 (Registration No. 33-97316).

3. Incorporated by reference into this document from the Exhibits to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1995 (File No. 0-27010).

4. Incorporated by reference into this document from the Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-27010).

5. Incorporated by reference into this document from the Exhibits to Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1998 (File No. 0-27010).

6.       In electronic filing only.

                    LITTLE FALLS BANCORP, INC. AND SUBSIDIARY

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       LITTLE FALLS BANCORP, INC.




Date: May 17, 1999     By:  /s/ Leonard G. Romaine
                          ------------------------------------
                          Leonard G. Romaine
                          President and Chief Executive Officer
                          (Principal Executive Officer)



Date: May 17, 1999     By: /s/ Richard Capone
                           ------------------------------------
                           Richard Capone
                           Senior Vice President and
                           Chief Financial Officer
                           (Principal Officer)

                                   EXHIBIT 11

                         EARNINGS PER SHARE CALCULATION



                                                    For the three months
                                                       Ended March 31,
                                                  ------------------------
                                                    1999            1998
                                                  --------       ---------

Net Income......................................$  302,372      $  458,549
                                                  ========       =========
Basic Weighted Average Shares Outstanding....... 2,206,672       2,259,761
Basic Earnings Per Share........................$     0.14      $     0.20
                                                 ---------       ---------
Basic Weighted Average Shares Outstanding....... 2,206,672       2,259,761
Potential common stock due to:
                  Stock options.................   106,613         103,387
                  MSBP..........................     7,512          15,011
                                                  --------         -------
Diluted weighted average shares outstanding..... 2,320,797       2,378,608
                                                 ---------       ---------
Diluted earnings per share......................$     0.13      $     0.19
                                                 ---------       ---------


Basic earnings per share of common stock for the three month periods ended March 31, 1999 and March 31, 1998 has been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding, net of average unearned ESOP shares of 192,392 and 208,864, respectively, and average unearned MSBP shares of 75,826 and 99,175 respectively.